Form 10-KT
period 2004-12-26
PINNACLE FOODS GROUP INC
filed 2005-03-28
CIK 1288137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from August 1, 2004 to December 26, 2004

Commission file number - 333-118390

Pinnacle Foods Group Inc.

(Exact name of Registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	94-3303521 (I.R.S. Employer Identification No.)

6 Executive Campus, Suite 100
Cherry Hill, New Jersey 08002
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (856) 969-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to section 12(g) of the Act:
None
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

     Not applicable.

PART I

In December 2004, the Board of Directors approved a change to PFGI’s fiscal year end from July 31 to the last Sunday in December. In view of this change, this Form 10-K is a transition report, and includes financial information for the 21 weeks ended December 26, 2004, which we refer to as the “Transition Year” throughout this report, and for the years ended July 31, 2004, 2003, and 2002. We identify each fiscal year for PFGI in this annual report according to the calendar year in which such fiscal year ends. For example, we refer to the fiscal year ended July 31, 2004, as “fiscal 2004” or “2004.”

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, “PFGI,” the “Company,” “we,” “us” and “our” refers to Pinnacle Foods Group Inc., a Delaware corporation, and its subsidiaries on a consolidated basis. “PFHC” refers to Pinnacle Foods Holding Corporation, a Delaware corporation, and its subsidiaries on a consolidated basis prior to the consummation of the Aurora Transaction (as defined) and “Pinnacle” refers to Pinnacle Foods Corporation, a Delaware corporation and a wholly-owned subsidiary of PFGI. “Aurora” refers to Aurora Foods Inc., a Delaware corporation, and its subsidiary on a consolidated basis prior to the consummation of the Aurora Transaction (as defined).

This annual report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under the headings “Management’s discussion and analysis of financial condition and results of operations” and “Business.” When used in this annual report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this annual report. Such risks, uncertainties and other important factors include, among others:

•	general economic and business conditions;

•	industry trends;

•	changes in our leverage;

•	interest rate changes;

•	changes in our ownership structure;

•	competition;

•	the loss of any of our major customers or suppliers;

•	changes in demand for our products;

•	changes in distribution channels or competitive conditions in the markets where we operate;

•	costs of integrating future acquisitions;

•	loss of our intellectual property rights;

•	fluctuations in price and supply of raw materials;

•	seasonality;

•	our reliance on co-packers to meet our manufacturing needs;

•	availability of qualified personnel; and

•	changes in the cost of compliance with laws and regulations, including environmental laws and regulations.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this annual report and are expressly qualified in their entirety by the cautionary statements included in this annual report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

ITEM 1. BUSINESS

General Information

We are a leading manufacturer and marketer of high-quality, branded convenience food products. Our products and operations are managed and reported in two operating segments: frozen foods and dry foods. The frozen foods segment consists primarily of Swanson and Hungry-Man frozen dinners and entrees; Van de Kamp’s and Mrs. Paul’s frozen seafood; Aunt Jemima frozen breakfasts and Lender’s bagels. The dry foods segment consists primarily of Vlasic pickles, peppers and relish; Duncan Hines baking mixes and frostings and Mrs. Butterworth’s and Log Cabin syrups and pancake mixes. Our major brands hold leading market positions in their respective retail markets and enjoy high consumer awareness. Through our managed broker network, our products reach all traditional classes of trade, including grocery wholesalers and distributors, grocery stores and supermarkets, convenience stores, mass and drug merchandisers and warehouse clubs.

Throughout this Form 10-K, we use a combination of customized (assembled at our request) Information Resources, Inc. (“IRI”) data and IRI syndicated databases. Unless we indicate otherwise, retail sales, market share, category and other industry data used throughout this annual report for all categories and segments listed below are IRI data for the 52-week period ended December 26, 2004 and in some cases December 19, 2004. These data include retail sales in supermarkets with at least $2 million in total annual sales but exclude sales in mass merchandiser, club, drug, convenience or dollar stores. Retail sales are dollar sales estimated by IRI and represent the value of units sold through supermarket cash registers for the relevant period. We view the frozen dinners and entrees category as consisting of single-serve full-calorie dinners and entrees and single-serve healthy dinners and entrees. We view the baking mixes and frostings category as consisting of the following segments: layer cakes, brownies, ready-to-serve frostings, muffins, cookie mix, bars, frosting mix, quick bread, snack kits and special baking mixes. We view the frozen breakfast category as consisting of breakfast entrees, waffles, pancakes and French toast. We view the prepared seafood segment as consisting of the prepared fin, prepared non-fin without shrimp and prepared shrimp sub-segments. References to the bagel category are to scannable bagels, as consisting of the frozen, refrigerated and shelf-stable segments. We view syrup, frozen pizza and frozen skillet meals as distinct categories. When we refer to the core market of our Open Pit brand of barbecue sauce, such core market consists of the major metropolitan areas surveyed by IRI in Illinois, Michigan, Ohio, western Pennsylvania and Wisconsin. Unless we indicate otherwise, all references to percent changes reflect the comparison to the same period in the prior year.

Although we believe that this information is reliable, we cannot guarantee its accuracy and completeness, nor have we independently verified it. Where we so indicate, we obtain certain other market share and industry data from internal company surveys and management estimates based on these surveys and on our management’s knowledge of the industry. While we believe such internal company surveys and management estimates are reliable, no independent sources have verified such surveys and estimates. Although we are not aware of any misstatements regarding the industry data that we present in this annual report, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Disclosure regarding forward-looking statements.”

Industry overview

The U.S. food manufacturing industry has historically been characterized by relatively stable sales growth based on modest price and population increases. Over the past several years, consolidation activity in the food manufacturing industry has been driven primarily by businesses making strategic acquisitions to complement category positions, maximize economies of scale in raw material sourcing and production and expand retail distribution, while shedding non-core business lines. In recent years food manufacturers have capitalized on an increasing desire by households, particularly dual-income, single-family and active-lifestyle consumers, for convenience and variety by introducing innovative, high-quality food products and complete meal solutions. Food manufacturers have also taken advantage of the growing trends toward away-from-home eating by increasing their sales to the foodservice channel, which supplies restaurants, schools, hospitals and other institutions. We believe that these trends will continue to represent growth opportunities for food manufacturers.

Frozen foods

Frozen dinners and entrees. The frozen dinners and entrees category had $3.6 billion in retail sales, a decline of 4.2%. Through our Hungry-Man and Swanson Dinners brands, we compete in the $2.2 billion single-serve, full-calorie dinners and entrees segment of this category. While the frozen dinners and entrees category has traditionally exhibited growth, we believe the recent category declines have been impacted by a shift to mass merchandiser, club, and dollar store chains (which are not measured by IRI), growth in quick serve restaurants, trends such as low-carb diets and a shift toward value as noted by lower unit declines of 0.7%. Recent category trends have shown improvement with dollar sales declining 0.3% and unit sales increasing 2.8% for the 13-week period ended December 19, 2004.

Frozen prepared seafood. The frozen prepared seafood category consists of “fin products,” such as pollock and salmon, and “non-fin products,” primarily shrimp. This category had approximately $558 million in retail sales, as compared to the overall frozen seafood category, which had retail sales of approximately $1.6 billion. The frozen prepared seafood category declined 3.1%. Our Mrs. Paul’s and Van de Kamp’s brands compete in the frozen prepared seafood category. The unprepared frozen seafood category, which grew 6.9%, includes bagged shrimp and accounts for the remainder of the frozen seafood industry.

Frozen breakfast. The frozen breakfast category consists of the frozen waffles, pancakes, French toast and breakfast entrees segments. This category had $1.1 billion in retail sales, an increase of 3.4% over the prior year period, driven primarily by an increased focus on new product innovation and new entrants to the category. Through our Aunt Jemima brand, we compete in all four segments.

Bagels. The scannable bagel category consists of the frozen bagels, refrigerated bagels and fresh bagels segments, comprising 11.0%, 11.0% and 77.9% of the category, respectively. The scannable bagel category had retail sales of $553 million, a decline of 1.3%. Our Lender’s brand competes in all three segments. Frozen and refrigerated bagel market sales have declined 19.2% and 16.0%, respectively, while shelf stable bagel market sales have increased 4.6%. The decline in frozen bagel sales is driven by consumers replacing frozen bagel purchases with purchases of fresh bagels and other, more innovative frozen breakfast products. As a result, retailers have reduced shelf space and distribution for frozen bagels, further contributing to the decline in the frozen bagel segment.

Dry foods

Pickles, peppers and relish. The pickles, peppers and relish category is large and stable, with approximately $1 billion of retail sales in each of the past five years. Shelf-stable pickles is the largest segment of the category, with $513 million in retail sales, followed by peppers ($268 million), refrigerated pickles ($134 million) and relish ($117 million). Of retail shelf-stable pickle segment sales, approximately 72% represents sales of branded pickles, and the remaining 28.3% represents sales of private label pickles. Our Vlasic brand competes in all four segments. We believe that the pickles, peppers and relish category will continue to demonstrate a relatively stable level of retail sales.

Baking mixes and frostings. The baking mixes and frostings category, which has historically exhibited stable consumption, had approximately $1.3 billion in retail sales, an increase of 1.8% over the prior year period. The baking mixes and frostings category primarily consists of the following five key product segments, with the corresponding retail sales volume percentages: cake mix (26.5%), ready-to-serve frostings (19.2%), brownie mix (16.8%), muffin mix (16.3%) and cookie mix (4.7%). Our Duncan Hines brand competes in all five of these segments. The remaining 16.5% of the retail sales volume is in small product segments such as quick breads and specialty mixes.

Syrup. The syrup category had $491 million in retail sales, which represents a decline of approximately 1.2%. The syrup category consists of four major brands—Aunt Jemima, Mrs. Butterworth’s, Log Cabin and Eggo—as well as numerous private label and regional brands. Market share is driven largely by pricing, as the syrup consumer is extremely price sensitive. Of retail syrup category sales, approximately 79.5% represents sales of branded syrup, and the remaining 20.5% represents sales of private label syrup.

Our products

Our product portfolio consists of a diverse mix of product lines and leading well-recognized brands. Our major brands hold leading market positions in their respective retail markets and enjoy high consumer awareness. Through our managed broker network, our products reach all traditional classes of trade, including grocery wholesalers and distributors, grocery stores and supermarkets, convenience stores, mass and drug merchandisers and warehouse clubs.

Frozen foods

Dinners and entrees. Our dinners and entrees product line consists primarily of products sold in the United States and Canada under the Swanson and Hungry-Man brands. We also distribute these products through foodservice and private label channels. As a complement to our major brands (Hungry-Man and Swanson Dinners), our frozen dinner offerings also include Swanson Pot Pies and Swanson Hearty Bowls sold in Canada. The Swanson brand enjoys a strong heritage, dating back over 50 years to its introduction of The Original TV Dinner in 1953. Our Hungry-Man and Swanson Dinners brands collectively represent the third-largest brand in the $2.2 billion single-serve, full-calorie dinners and entrees segment.

Hungry-Man consists of dinners, breakfasts and sandwiches targeted toward men who prefer larger, more satisfying portions. As a result of our unique positioning and new product introductions, Hungry-Man retail sales have outpaced segment trends (declining 2.5% compared to segment decline of 3.8%).

Swanson Dinners consists of a complete line of dinners targeted toward women and is positioned as the “best value” among the premium brands in the single-serve, full-calorie dinners and entrees segment.

Prepared seafood. Our frozen prepared seafood product line, marketed primarily under the Van de Kamp’s and Mrs. Paul’s brands, includes breaded and battered fish sticks and fish fillets, “healthy” breaded fish, grilled fish fillets, breaded shrimp, marinated shrimp, shrimp bowls and specialty seafood items, such as crab cakes and clam strips. We also distribute these products through foodservice and private label channels. The Van de Kamp’s and Mrs. Paul’s brands hold the number two (14.1%) and the number three (11.1%) market share positions, respectively, of the $558 million frozen prepared seafood segment of the $1.6 billion frozen seafood category. The Van de Kamp’s brand dates back to 1915 and the Mrs. Paul’s franchise began in the mid-1940s.

Frozen breakfast. Our breakfast product line consists of waffles, pancakes, French toast and breakfast entrees marketed under the Aunt Jemima brand. We also distribute these products through foodservice and private label channels. The Aunt Jemima brand was established over a century ago and, with a 13.9% share, is currently the number three brand in the $1.1 billion frozen breakfast category.

Bagels. Our bagel product line consists primarily of Lender’s packaged bagels, which we distribute among all scannable sections of the grocery store (i.e., the frozen, refrigerated and the fresh bread aisles). We also distribute these products through foodservice and private label channels. Founded in 1927, Lender’s ranks number two in scannable bagels, with a 17.6% share of the $553 million scannable bagel category.

Our Lender’s bagels are offered in a variety of styles, including Lender’s Original and New York Style Frozen Bagels, Lender’s refrigerated and Lender’s fresh bagels.

Other frozen foods. We market frozen pizza under the Celeste brand, which dates back to the 1930s. Celeste is positioned as a homemade, authentic Italian meal at an affordable price. We also sell skillet meals, which are complete entrees in a single package that can be cooked in a skillet in less than fifteen minutes, under the Chef’s Choice brand. The Chef’s Choice brand, which was sold primarily to one customer, was discontinued in the fourth quarter of 2004.

Dry foods

Pickles, peppers and relish. Our pickle, pepper and relish product lines consist primarily of pickle, pepper and relish products sold nationally under our Vlasic brand (95% of branded sales) and pickles sold regionally under the Milwaukee’s and Wiejske Wyroby brands (5% of branded sales). We also distribute these products through foodservice and private label channels. Our Vlasic brand was introduced over 60 years ago, and we believe that the Vlasic brand, together with our trademark Vlasic stork, enjoy strong consumer awareness. Vlasic, with a 30.7% share (nearly twice that of its nearest branded competitor), is the leading and only national brand in the $513 million shelf-stable pickle segment of the $1.0 billion pickles, peppers and relish category.

Our Vlasic pickle products are offered primarily in dill, sweet and bread-and-butter flavors and in a wide array of forms, such as whole, baby wholes, spears, chips and slices. We offer over 30 different flavors and cuts of pickles. The Vlasic cut pepper product offering consists of four types of peppers in varying heat levels to cover the sweet, mild and hot consumer preferences. Vlasic also offers six other whole pepper varieties, such as jalapeno and pepperoncini. The Vlasic relish product offering consists of a full line of relish products in a variety of flavors including Dill, Mild Sweet and Fancy Sweet.

Baking mixes and frostings. Our baking mixes and frostings product line consists primarily of Duncan Hines cake mixes, ready-to-serve frostings, brownie mixes, muffin mixes and cookie mixes. Duncan Hines is a national premium brand that was introduced in 1956 and, with a 18.2% share, is the number two brand in the $1.3 billion baking mixes and frostings category.

We position Duncan Hines as a national premium brand that appeals to the consumer who wants a “quality, good as homemade” baking product. All Duncan Hines products are produced by contract manufacturers.

Syrups and pancake mixes. Our syrup and pancake mixes product line consists primarily of products marketed under our Log Cabin and Mrs. Butterworth’s brands. Our syrup line consists of original, lite and sugar-free varieties. We also distribute these products through foodservice and private label channels. Log Cabin was introduced in 1888 and is the only national branded syrup that contains real maple syrup. Mrs. Butterworth’s was introduced in 1962 and, with its distinctive grandmother-shaped bottle, appeals to families with children. In the $491 million table-syrup category, Log Cabin and Mrs. Butterworth’s hold the number two (10.4%) and number three (8.9%) market share positions, respectively.

We also sell pancake mix under the Mrs. Butterworth’s brand.

Other dry foods. We market a complete line of barbeque sauce products under our Open Pit brand, which was introduced in 1955. We sell this product line primarily to retail customers in core Midwest markets where we have the number one position with 22.5% market share.

History

On May 22, 2001, Pinnacle acquired certain assets and assumed certain liabilities of the North American business of Vlasic Foods International Inc. (“VFI”). The North American business consisted of the Swanson frozen food, Vlasic pickles, relish and peppers and Open Pit barbecue sauce businesses. PFHC and Pinnacle were each incorporated on March 29, 2001, but had no operations until the acquisition of the North American business of VFI. The financial data for the ten weeks ended July 31, 2001, include the results of operations from May 23, 2001 through July 31, 2001. PFGI derived the summary financial data for the 42 weeks ended May 22, 2001, from the audited statement of operations of the frozen foods and condiments businesses of VFI, its predecessor.

On August 8, 2003, Crunch Holding Corp., a Delaware corporation indirectly owned by J.P. Morgan Partners, LLC (or one or more of its affiliates, as appropriate, “JPMP”), J.W. Childs Associates, L.P. (or one or more of its affiliates, as appropriate, “JWC”) and CDM Investor Group LLC (“CDM Investor Group LLC” and, together with JPMP and JWC, the “Sponsors”) entered into a definitive purchase agreement to acquire PFHC. The Pinnacle Transaction (as defined below) was consummated on November 25, 2003. As of the closing date of the Pinnacle Transaction, the Sponsors indirectly owned 100% of the issued and outstanding stock of PFHC. The merger described above, the financing thereof and the other related transactions are collectively referred to in this annual report for convenience as the “Pinnacle Transaction.”

On November 25, 2003, Aurora entered into a definitive agreement (as amended on January 8, 2004, the “Merger Agreement”) with Crunch Equity Holding, LLC that provided that Aurora would undertake a comprehensive restructuring transaction in which it would be combined with PFHC (the “Aurora Merger”). The Aurora Merger was consummated on March 19, 2004. Aurora is the surviving entity in the merger, and the combined business operates under the name Pinnacle Foods Group Inc. The Aurora Merger, the financing thereof and the other related transactions are collectively referred to in this annual report for convenience as the “Aurora Transaction.”

Marketing, sales and distribution

Our marketing programs consist of advertising, consumer promotions and trade promotions. Our advertising consists of television, newspaper and magazine advertising aimed at increasing consumer awareness and trial of our brands. Consumer promotions include free trial offers, targeted coupons and on-package offers to generate trial usage and increase purchasing frequency. Our trade promotions focus on obtaining retail feature and display support, discounting to achieve key price points and securing retail shelf space. We continue to shift our marketing efforts toward building long-term brand equity through consumer advertising and trial generation promotions rather than through trade spending.

We sell a majority of our products in the United States through a single national broker with whom we have a long term working relationship. In Canada, we use two brokers to distribute the majority of our products. We employ other brokers for the foodservice, military, club and convenience channels. We manage our brokers through our company employees in regional sales offices located in Arkansas, Florida, Texas and Ontario, Canada. Through this managed broker network, our products reach all traditional classes of trade including grocery wholesalers and distributors, grocery stores and supermarkets, convenience stores, mass and drug merchandisers and warehouse clubs.

Due to the different demands of distribution for frozen, refrigerated and shelf-stable products, we maintain separate distribution systems. Our frozen product warehouse and distribution network consists of 26 locations. Frozen products are distributed by means of three owned and operated warehouses at our Fayetteville, Arkansas, Mattoon, Illinois, and Jackson, Tennessee plants. In addition, we utilize seven distribution centers and eight consignment distribution centers in the United States and two distribution centers in Canada, all of which are owned and operated by third-party logistics providers. We currently ship frozen products from two specialty locations which provide special packaging and from two co-packers of finished goods. We also maintain inventory in two leased overflow warehouses, which we plan to close early in the second quarter of 2005. Vlasic refrigerated pickles are distributed directly from cold storage warehouses at our pickle manufacturing facilities. Dry products are distributed through a system of eight distribution sites that include two warehouses that are owned and operated by us in Millsboro, Delaware and St. Elmo, Illinois, and six other locations which are owned and operated by third-party logistics providers. In each third-party operated location, the provider receives, handles, and stores product. Our distribution system uses a combination of common carrier trucking and inter-modal rail transport. We believe that the sales and distribution network is scalable and has the capacity to support substantial increases in volume.

Ingredients and packaging

We believe that the ingredients and packaging used to produce our products are readily available through multiple sources. PFGI’s ingredients are expected to account for approximately 44% of our cost of products sold, and primarily include chicken, beef, turkey, corn syrup, flour, sugar, fish, shrimp, eggs, cheese, vegetable oils, shortening and cucumbers, PFGI’s largest raw material. PFGI’s packaging costs, primarily for glass jars, plastic trays corrugated fiberboard and plastic packaging materials, are expected to account for approximately 15% of our cost of products sold.

Research and development

Our Product Development and Technical Services team currently consists of 28 full-time employees focused on product-quality improvements, product creation, package development, regulatory compliance, quality assurance and tracking consumer feedback. For the twenty-one weeks ended December 26, 2004, and the fiscal years ended July 31, 2004, 2003 and 2002, PFGI’s research and development expenditures totaled $1.5 million, $3.3 million, $3.0 million and, $3.6 million respectively.

Customers

Sales of PFGI’s products to Wal-Mart and its affiliates approximated 18%, 18%, 17% and 14% of PFGI’s consolidated net sales in the twenty-one weeks ended December 26, 2004, fiscal 2004, 2003 and 2002, respectively. PFGI’s top ten customers accounted for approximately 53% and 50% of PFGI’s net sales in the twenty-one weeks ended December 26, 2004 and fiscal 2004, respectively. We believe that our concentration of business with our largest customers is representative of the food industry. The loss of our largest customer would have a significant impact on our business. The specific timing of significant customers’ merchandising activities for our products can impact quarterly sales and operating results when making year-to-year comparisons.

Competition

We face competition in each of our product lines. We compete with producers of similar products on the basis of, among other things, product quality, convenience, price, brand recognition and loyalty, customer service, effective advertising and promotional activities and the ability to identify and satisfy emerging consumer preferences. We compete with a significant number of companies of varying sizes, including divisions, subdivisions or subsidiaries of much larger companies with more substantial financial and other resources available to them. Our ability to grow our business may be impacted by the relative effectiveness of, and competitive response to, new product efforts, product innovation and new advertising and promotional activities. In addition, from time to time, we may experience margin pressure in certain markets as a result of competitors’ pricing practices or as a result of price increases for the ingredients used in our products. Although we compete in a highly competitive industry for representation in the retail food and foodservice channels, we believe that our brand strength in our various markets has resulted in a strong competitive position.

During the twenty-one weeks ended December 26, 2004 and fiscal 2004 our most significant competitors for our frozen foods products were Nestle, ConAgra and Heinz, and our most significant branded competitors for our pickles and peppers products were Claussen, B&G Foods, Inc., and Mt. Olive products. During the twenty-one weeks ended December 26, 2004 and fiscal 2004 our most significant competitors for our baking products were General Mills and J.M. Smucker Co., for our syrup products were The Quaker Oats Company and Kellogg’s, for our seafood products was Gorton’s, for our frozen breakfast products were Kellogg’s and General Mills and for our bagels were Weston and Sara Lee.

Trademarks and patents

We own a number of registered trademarks in the United States, Canada and other countries, including All Day Breakfast®, American Recipes®, Avalon Bay®, Candy Factory®, Casa Brava®, Casa Regina®, Celeste®, Country Kitchen®, Duncan Hines®, Food That’s In Fashion®, Fun Frosters®, Great Starts®, Grill Classics®, Hearty Bowls®, Hearty Hero®, Hungry-Man®, Hungry-Man Sports Grill®, Hungry-Man Steakhouse®, It’s Good to be Full®, Lender’s®, Log Cabin®, Milwaukee’s®, Mrs. Butterworth’s®, Mrs. Paul’s®, Only Mrs. Paul’s®, Open Pit®, Snack’mms®, Stackers®, Steakhouse Mix®, Syrup Dunk’ers ®, The Original TV Dinner®, That’s The Best Pickle I Ever Heard ®, Van de Kamp’s®, Vlasic®, and Wiejske Wyroby ®. Registration is pending on the following trademarks: Carb-Meter™, Fish ‘N Dips™, Ovals™, Relishmixers™, and Signature Desserts™. We protect our trademarks by obtaining registrations where appropriate and opposing any infringement in key markets. We also own a design trademark in the United States, Canada and other countries on the Vlasic stork.

We manufacture and market certain of our frozen food products under the Swanson brand pursuant to two royalty-free, exclusive and perpetual trademark licenses granted by Campbell Soup Company. The licenses give us the right to use certain Swanson trademarks both inside and outside of the United States in connection with the manufacture, distribution, marketing, advertising and promotion of frozen foods and beverages of any type except for frozen soup or broth. The licenses require us to obtain the prior written approval of Campbell Soup Company for the visual appearance and labeling of all packaging, advertising materials and promotions bearing the Swanson trademark. The licenses contain standard provisions, including those dealing with quality control and termination by Campbell Soup Company as well as assignment and consent. If we were to breach any material term of the licenses and not timely cure such breach, Campbell Soup Company could terminate the licenses.

We manufacture and market certain of our frozen breakfast products under the Aunt Jemima brand pursuant to a royalty-free, exclusive (as to frozen breakfast products only) and perpetual license granted by The Quaker Oats Company. The license gives us the right to use certain Aunt Jemima trademarks both inside and outside the United States in connection with the manufacture and sale of waffles, pancakes, French toast, pancake batter, biscuits, muffins, strudel, croissants and all other frozen breakfast products, excluding frozen cereal. The license requires us to obtain the approval of The Quaker Oats Company for any labels, packaging, advertising and promotional materials bearing the Aunt Jemima trademark. The Quaker Oats Company can only withhold approval if such proposed use violates the terms of the license. The license contains standard provisions, including those dealing with quality control and termination by The Quaker Oats Company as well as assignment and consent. If we were to breach any material term of the license and not timely cure such breach, The Quaker Oats Company could terminate the license.

The loss of these licenses could have a material adverse effect on our business.

Although we own a number of patents covering manufacturing processes, we do not believe that our business depends on any of these patents to a material extent.

Employees

As of December 31, 2004, we employed approximately 2,600 people. Approximately 26% of our employees are unionized. We consider our employee relations to be generally good.

Governmental, legal and regulatory matters

Food safety and labeling

We are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration. This comprehensive and evolving regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. In addition, the Nutrition Labeling and Education Act of 1990 prescribes the format and content of certain information required to appear on the labels of food products. We are subject to regulation by certain other governmental agencies, including the U.S. Department of Agriculture.

Our operations and products are also subject to state and local regulation through such measures as licensing of plants, enforcement by state health agencies of various state standards and inspection of facilities. Enforcement actions for violations of federal, state and local regulations may include seizure and condemnation of products, cease and desist orders, injunctions or monetary penalties. We believe that our facilities and practices are sufficient to maintain compliance with applicable government regulations, although there can be no assurances in this regard.

Federal Trade Commission

We are subject to certain regulations by the Federal Trade Commission. Advertising of our products is subject to such regulation pursuant to the Federal Trade Commission Act and the regulations promulgated thereunder.

Employee safety regulations

We are subject to certain health and safety regulations, including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents.

Environmental

We are subject to a number of federal, state and local laws and other requirements relating to the protection of the environment and the safety and health of personnel and the public. These requirements relate to a broad range of our activities, including:

•	the discharge of pollutants into the air and water;

•	the identification, generation, storage, handling, transportation, disposal, record-keeping, labeling, reporting of, and emergency response in connection with, hazardous materials (including asbestos) associated with our operations;

•	noise emissions from our facilities; and

•	safety and health standards, practices and procedures that apply to the workplace and the operation of our facilities.

In order to comply with these requirements, we may need to spend substantial amounts of money and other resources from time to time to (i) construct or acquire new equipment, (ii) acquire or amend permits to authorize facility operations, (iii) modify, upgrade or replace existing and proposed equipment and (iv) clean up or decommission waste management facilities. Our capital and operating budgets include costs and expenses associated with complying with these laws. If we do not comply with environmental requirements that apply to our operations, regulatory agencies could seek to impose civil, administrative and/or criminal liabilities, as well as seek to curtail our operations. Under some circumstances, private parties could also seek to impose civil fines or penalties for violations of environmental laws or recover monetary damages, including those relating to property damage or personal injury.

The presence of hazardous materials at our facilities may expose us to potential liabilities associated with the cleanup of contaminated soil and groundwater under federal or state “Superfund” statutes. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), owners and operators of facilities from which there has been a release or threatened release of hazardous materials, together with those who have transported or arranged for the transportation or disposal of those materials, are liable for (i) the costs of responding to and remediating that release and (ii) the restoration of natural resources damaged by any such release. Under CERCLA and similar state statutes, liability for the entire cost of cleaning up the contaminated site can be imposed upon any such party, regardless of the lawfulness of the activities that led to the contamination. During fiscal 2003, there were no material expenditures made in order to comply with environmental laws or regulations, and we do not anticipate any such material expenditures for fiscal 2004. We are not aware of any environmental liabilities that we would expect to have a material adverse effect on our business.

Insurance

We maintain general liability and product liability, property, worker’s compensation, director and officer and other insurance in amounts and on terms that we believe are customary for companies similarly situated. In addition, we maintain excess insurance where we reasonably believe it is cost effective.

ITEM 2. PROPERTIES

We own and operate the following eight manufacturing facilities:

Facility location	Principal products	Facility size
Fayetteville, Arkansas	Frozen foods	335,000 square feet

Omaha, Nebraska	Frozen foods	275,000 square feet

Imlay City, Michigan	Pickles, peppers, relish	344,000 square feet

Millsboro, Delaware	Pickles, peppers, relish	460,000 square feet

Jackson, Tennessee	Frozen breakfast; Frozen pizza	302,000 square feet

Mattoon, Illinois	Bagels	215,000 square feet

Erie, Pennsylvania	Frozen seafood	116,000 square feet

St. Elmo, Illinois	Syrup	250,000 square feet

On April 7, 2004, we made and announced our decision to permanently close our Omaha, Nebraska production facility, as part of our plan of consolidating and streamlining production activities after the Aurora Transaction. The Omaha plant manufactured Swanson frozen entree retail products and frozen foodservice products. Certain parts of the production line and equipment from Omaha, which ceased production in December 2004, have been relocated to our Fayetteville, Arkansas and Jackson, Tennessee production facilities. Activities related to the closure of the plant were completed in the first quarter of 2005 and resulted in the elimination of 411 positions in Omaha. Through December 31, 2004, 388 employees have been terminated, with the remainder terminated in the first quarter of 2005.

We believe that our manufacturing facilities have sufficient capacity to accommodate our planned internal growth over the next few years. We have also entered into co-packing (third-party manufacturing) agreements with several manufacturers for certain of our finished products. The majority of our co-packed finished products are represented by our Duncan Hines and Aunt Jemima sandwich product lines. All of our Duncan Hines cake mixes, brownie mixes, specialty mixes and frosting production equipment, including co-milling, blending and packaging equipment, is located at the contract manufacturers’ facilities. The current Duncan Hines agreements will expire in February 2014 and January 2007.

We lease office space in Mountain Lakes, New Jersey; Cherry Hill, New Jersey (our corporate headquarters); Lewisburg, Pennsylvania; Greenwich, Connecticut; and Mississauga, Ontario, under operating leases expiring in July 2012, May 2011, November 2005, May 2010 and October 2006, respectively.

ITEM 3. LEGAL PROCEEDINGS

PFGI’s Fleming bankruptcy claim

PFGI, on or about April 1, 2003, filed a reclamation claim against Fleming, a customer, in Flemings’ bankruptcy proceeding pending in the United States Bankruptcy Court for the District of Delaware in the amount of $964,000. Fleming has claimed that the products in controversy had been commingled with other products and that the value of PFGI’s claim is $0. Additionally, on or about January 31, 2004, Fleming identified alleged preferential transfers to PFGI of up to $6,493,000, of which Fleming has alleged $5,014,000 are, or may be, eligible for protection as “new value.” Fleming additionally alleged that some, if not all, of the alleged PFGI preferential transfers may qualify as “ordinary course of business” transactions. Fleming has also made claims regarding payments it describes as overpayment, unjust enrichment due to allegedly excess wire transfers and payments and debts arising out of military sales. We have been advised that similar allegations have been made by Fleming in many, if not all, of the other pending reclamation claims filed against Fleming. We are currently in the process of analyzing the claims. Our attorneys have been in contact with counsel for Aurora and counsel for Fleming and all parties have expressed agreement that the most expedient manner to resolve the Aurora and Fleming claims would be to do so in the Fleming bankruptcy case under the terms of Fleming’s confirmed plan. Stipulations to this effect have been signed by all parties. We believe that resolution of such matters will not result in a material impact on our financial condition, results of operations or cash flows.

Aurora’s Fleming bankruptcy claim

Aurora, on or about March 31, 2003, filed a reclamation claim against Fleming, a customer, in Fleming’s bankruptcy proceeding pending in the United States Bankruptcy Court for the District of Delaware in the amount of $595,000. Fleming has claimed that the products in controversy had been commingled with other products and that the value of Aurora’s claim is $299,000. Additionally, on or about February 2, 2004, Fleming identified alleged preferential transfers to Aurora of up to $5,942,000, of which Fleming has alleged $3,293,000 are, or may be, eligible for protection as “new value.” Fleming additionally alleged that some, if not all, of the alleged Aurora preferential transfers may qualify as “ordinary course of business” transactions. Fleming has also made claims regarding payments it describes as overpayment; unjust enrichment due to allegedly excess wire transfers and payments and debts arising out of military sales. We have been advised that similar allegations have been made by Fleming in many, if not all, of the other pending reclamation claims filed against Fleming. We are currently in the process of analyzing the claims. Our attorneys have been in contact with counsel for Aurora and counsel for Fleming and all parties have expressed agreement that the most expedient manner to resolve the Aurora and Fleming claims would be to do so in the Fleming bankruptcy case under the terms of Fleming’s confirmed plan. Stipulations to this effect have been signed by all parties. We believe that resolution of such matters will not result in a material impact on our financial condition, results of operations or cash flows.

Employee litigation—indemnification of US Cold Storage

On March 21, 2002, an employee at the Omaha, Nebraska facility died as the result of an accident while operating a forklift at a warehouse facility that we leased. OSHA conducted a full investigation and determined that the death was the result of an accident and found no violations against us. On March 18, 2004, the Estate of the deceased filed suit in District Court of Sarpy County, Nebraska, Case No: CI 04-391, against us, the owner of the forklift and the leased warehouse, the manufacturer of the forklift and the distributor of the forklift. We, having been the deceased’s employer, were named as a defendant for worker’s compensation subrogation purposes only.

On May 18, 2004, we received notice from defendant, US Cold Storage, requesting that we accept the tender of defense for US Cold Storage in this case in accordance with the indemnification provision of the warehouse lease. The request has been submitted to our insurance carrier for evaluation and we have been advised that the indemnification provision is not applicable in this matter and that we should have no liability under that provision. Therefore, we believe that resolution of such matters will not result in a material impact on our financial condition, results of operations or cash flows.

R2 appeal in Aurora bankruptcy

Prior to its bankruptcy filing, Aurora entered into an agreement with its prepetition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (“R2 Top Hat, Ltd.”) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding and by objecting to confirmation. The bankruptcy court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the bankruptcy court. It is too early to predict the outcome of the appeals. Included in our recorded accrued liabilities is $20 million, which was assumed in the Aurora Transaction.

State of Illinois v. City of St. Elmo and Aurora Foods Inc.

We are a defendant in an action filed by the State of Illinois regarding our St. Elmo facility. The Illinois Attorney General filed a complaint seeking a restraining order prohibiting further discharges by the City of St. Elmo from its publicly owned wastewater treatment facility in violation of Illinois law and enjoining us from discharging our industrial waste into the City’s treatment facility. The complaint also asked for fines and penalties associated with the City’s discharge from its treatment facility and our alleged operation of its production facility without obtaining a state environmental operating permit. On June 19, 2003, we and the Illinois Attorney General executed an Agreed Injunction Order settling all allegations in the complaint against us, other than any potential monetary fines or penalty. We intend to vigorously defend any future claim for fines or penalties. After analyzing these claims, we believe that resolution of such matters will not result in a material impact on our financial condition, results of operations or cash flows.

Subsequent to our settlement with the State of Illinois, the City also entered into a settlement agreement with the State of Illinois. At this time, the City is on restricted status with the ILEPA, Restricted status for the City may be lifted after it establishes a consistent record of compliance with its effluent discharge parameters.

We continue to discharge our effluent to the City. We would vigorously defend any future effort to prevent us from discharging our industrial wastewater to the City. Although we believe we will be able to resolve this matter favorably, an adverse resolution may have a material impact on our financial position and results of operation.

In August 2004, the latest Consent Order was signed by the parties and by the Judge allowing us to continue discharging to the City of St. Elmo. In September 2004, we met with representatives from the State of Illinois Environmental Protection Agency (“IL EPA”) and the State Attorney General’s Office and separately with the City of St. Elmo to inform them that we have begun engineering work and the permit application process to install a pre-treatment system at its St. Elmo facility during the fourth quarter of calendar year 2004 and the first quarter of calendar year 2005. On January 19, 2005 the IL EPA issued to us our construction and operating permit for the newly installed pretreatment system. We intend to vigorously defend any future claim for fines or penalties. We believe that resolution of such matters, including the associated fines and penalties, will not result in a material impact on our financial condition, results of operations or cash flows.

Underweight Products

In July 2004, it came to our attention that certain products produced in one of the plants have not met some state weight requirements. While we are in the process of investigating the scope of this issue, we have revised the operating procedures of the plant such that products produced there will comply with state product weight requirements. As a result of these weight issues, we voluntarily initiated return procedures for the product in the locations involved and also disposed of certain inventory held by us. We have recorded a charge related to the returns and inventory of $3.4 million in the period ended July 31, 2004. As a result of these underweight products, we have recently received a letter from the State of California, County of Santa Barbara, requesting that we meet with it to discuss this issue and the remedial actions taken by us. A meeting was held with the involved California officials on December 8, 2004 at which time the issues and corrective steps taken by us were presented and discussed. While we believe we have taken appropriate remedial steps, it is probable that fines and penalties may be imposed. The State of California has recently responded with its acknowledgment of our cooperation with the investigation and prompt reaction to and correction of the issue, and proposed a settlement amount which we are negotiating with the State of California. We will continue to vigorously defend our actions to date since taking control of the Aurora. We believe that resolution of such matters will not result in a material impact on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock. As of December 31, 2004, one hundred percent of our stock was held by our parent, Crunch Holding Corp. We did not pay any dividends in respect to our common stock in 2004.

Our senior secured credit facilities and the indenture governing our senior subordinated notes both contain covenants that limit our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

In December 2004, the Board of Directors approved a change to PFGI’s fiscal year end from July 31 to the last Sunday in December. Accordingly, data for December 2004 presented in this report relates to the period from August 1, 2004 to December 26, 2004, otherwise known as the transition year, and is referred to as the 21 weeks ended December 26, 2004.

The following table sets forth selected historical consolidated financial and other operating data for the following periods: for PFGI and its subsidiaries as of and for the 21 weeks ended December 26, 2004 and as of and for the 36 weeks ended July 31, 2004; for the Predecessor, as of and for the 16 weeks ended November 24, 2003, as of and for the years ended July 31, 2003 and 2002, and as of and for the ten weeks ended July 31, 2001; and for VFI, as of and for the 42 weeks ended May 22, 2001 and as of and for the 52 weeks ended July 30, 2000.

The selected historical financial data for the 21 weeks ended December 26, 2004, the 36 weeks ended July 31, 2004, the 16 weeks ended November 24, 2003, and for the years ended July 31, 2003 and 2002 have been derived from PFGI’s audited consolidated financial statements included elsewhere in this Form 10-K.

The selected financial data for the 10 weeks ended July 31, 2001, include the unaudited results of operations from May 23, 2001 through July 31, 2001. The selected financial data for the 42 weeks ended May 22, 2001, have been derived from the audited statement of operations of the frozen foods and condiments business of VFI. The selected financial data as of July 31, 2000 and for the fiscal year then ended have been derived from unaudited financial statements of VFI. The selected financial data presented below should be read in conjunction with our consolidated financial statements and the notes to those statements and “PFGI management’s discussion and analysis of financial condition and results of operations” included elsewhere in this prospectus.

	PFGI		Predecessor
	21 weeks	5 weeks	16 weeks
	ended	ended	ended
	December 26,	December 28,	November 24,
	2004	2003	2003

Statement of operations data:
Net sales	$511,190	$49,658	$181,379
Cost and expenses
Cost of products sold	420,080	45,017	134,233
Marketing and selling expenses	53,588	6,499	24,335
Administrative expense	15,216	2,879	9,454
Research and development expenses	1,459	234	814
Goodwill impairment	4,308	—	—
Other expenses (income), net	5,680	11,870	7,956

Total cost and expenses	500,331	66,499	176,792

Earnings (loss) before interest and taxes	10,859	(16,841)	4,587
Interest expense	26,260	2,824	9,310
Interest income	120	2	143

Earnings (loss) before income taxes	(15,281)	(19,663)	(4,580)
Provision (benefit) for income taxes	9,425	(3,364)	(1,506)

Net (loss) earnings	$(24,706)	$(16,299)	$(3,074)

Other financial data:
Net cash provided by (used in) operating activities	$(2,488)	$—	$(23,439)
Net cash provided by (used in) investing activities	(12,455)	—	(1,511)
Net cash provided by (used in) financing activities	(20,639)	—	(262)
Depreciation and amortization	17,068	—	6,136
Capital expenditures	8,073	—	1,511
Ratio of earnings to fixed charges (1)	NM	—	NM
Balance sheet data:
Cash and cash equivalents	$2,235	$—	$—
Working capital (2)	72,976	—	—
Total assets	1,764,940	—	—
Total debt (3)	943,080	—	—
Total liabilities	1,371,573	—	—
Shareholders’ equity (deficit)	393,367	—	—

	PFGI	Predecessor						VFI
	36 weeks	16 weeks	Year		Year		10 weeks	42 weeks	52 weeks
	ended	ended	ended		ended		ended	ended	ended
	July 31,	November 24,	July 31,		July 31,		July 31,	May 22,	July 31,
	2004	2003	2003		2002		2001	2001	2000

Statement of operations data:
Net sales	$574,352	$181,379	$574,482		$574,456		$97,343	$506,794	$632,099
Cost and expenses
Cost of products sold	502,967	134,233	447,527		452,145		89,890	420,762	510,726
Marketing and selling expenses	57,910	24,335	57,915		51,458		6,244	35,680	60,418
Administrative expense	32,258	9,454	32,878		32,346		6,377	38,075	43,875
Research and development expenses	2,436	814	3,040		3,552		490	3,993	6,257
Goodwill impairment	1,835	—	1,550		—		—	—	—
Other expenses (income), net	38,096	7,956	6,492		5,137		(30)	17,367	609

Total cost and expenses	635,502	176,792	549,402		544,638		102,971	515,877	621,885

Earnings (loss) before interest and taxes	(61,150)	4,587	25,080		29,818		(5,628)	(9,083)	10,214
Interest expense	26,240	9,310	11,592		14,513		3,342	42,163	52,088
Interest income	320	143	476		807		73	697	1,213

Earnings (loss) before income taxes	(87,070)	(4,580)	13,964		16,112		(8,897)	(50,549)	(40,661)
Provision (benefit) for income taxes	(3,157)	(1,506)	5,516		4,190		(919)	16,784	(12,920)

Net earnings (loss) from continuing operations	(83,913)	(3,074)	8,448		11,922		(7,978)	(67,333)	(27,741)
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—		—		—	(104,421)	(7,597)
Gain (loss) on sale of discontinued operations, net of tax	—	—	—		—		—	1,547	5,276

Net (loss) earnings	$(83,913)	$(3,074)	$8,448		$11,922		$(7,978)	$(170,207)	$(30,062)

Other financial data:
Net cash provided by (used in) operating activities	$31,070	$(23,439)	$32,951		$64,495		$21,423	$22,492	$(4,928)
Net cash provided by (used in) investing activities	(1,058,781)	(1,511)	(8,795)		(26,812)		(343,519)	19,169	25,523
Net cash provided by (used in) financing activities	1,018,534	(262)	(17,016)		9,885		339,518	10,667	(255)
Depreciation and amortization	24,570	6,136	22,948		21,231		3,191	19,808	24,493
Capital expenditures	9,826	1,511	8,787		19,452		1,686	5,331	15,192
Ratio of earnings to fixed charges (1)	NM	NM	2.10	x	2.01	x	NM	NM	NM

Balance sheet data:
Cash and cash equivalents	$37,781	$—	$72,128		$64,971		$17,422	$—	$17,445
Working capital (2)	78,194	—	125,755		109,264		79,857	—	80,806
Total assets	1,784,610	—	466,121		477,988		437,138	—	552,821
Total debt (3)	944,328	—	175,000		190,009		190,084	—	482,517
Total liabilities	1,366,595	—	287,634		308,540		282,191	—	612,289
Shareholders’ equity (deficit)	418,015	—	178,487		169,448		154,947	—	(59,468)

(1)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings (loss) before income taxes and fixed charges. Fixed charges consist of (i) interest expense, including amortization of debt acquisition costs and (ii) one-third of rent expense, which management believes to be representative of the interest factor thereon. VFI’s earnings for the 52 weeks ended July 30, 2000 and the 42 weeks ended May 22, 2001, were insufficient to cover fixed charges by $40.7 million and $50.5 million, respectively. The Predecessor’s earnings for the 10 weeks ended July 31, 2001 and the 16 weeks ended November 24, 2003, were insufficient to cover fixed charges by $8.9 million and $4.6 million, respectively. PFGI’s earnings for the 36 weeks ended July 31, 2004 and the 21 weeks ended December 26, 2004 were insufficient to cover fixed charges by $87.1 million and $15.3 million, respectively.

(2)	Working capital excludes notes payable, revolving debt facility and current portion of long term debt.

(3)	Total debt includes notes payable, revolving debt facility and current portion of long term debt

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions, except where noted)

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. You should read this analysis in conjunction with the consolidated financial statements and accompanying footnotes. This section contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include, but are not limited to: changes in demand for our products, changes in distribution channels or competitive conditions in the markets where we operate, loss of our intellectual property rights, fluctuations in the price or supply of raw materials, seasonality, our reliance on co-packers to meet our manufacturing needs, competition and industry trends. The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive,” or similar words, or the negative of these words, identify forward-looking statements entirely by these cautionary factors.

Overview

We are a leading producer, marketer and distributor of high quality, branded food products, the results of which are managed and reported in two operating segments: frozen foods and dry foods. The frozen foods segment consists of the following: dinners and entrees (Swanson), prepared seafood (Van de Kamp’s, Mrs. Paul’s) breakfast (Aunt Jemima), bagels (Lenders), and other frozen products (Celeste, Chef’s Choice). The dry foods segment consists of the following product lines: pickles, peppers, and relish (Vlasic), baking mixes and frostings (Duncan Hines), syrups and pancake mixes (Mrs. Butterworth’s and Log Cabin), and other grocery products (Open Pit).

As described in Note 1 to the Consolidated Financial Statements, there was a merger (the “Pinnacle Merger”) and change of control on November 25, 2003. For purposes of identification and description, the Company is referred to as the “Predecessor” for the period prior to the Pinnacle Merger, and the “Successor” for the period subsequent to the Pinnacle Merger. Also, as described in Note 3 to the consolidated financial statements, on March 19, 2004, in connection with the comprehensive restructuring of Aurora Foods Inc., the “Aurora Transaction” resulted in the merger of Pinnacle and Aurora, with Pinnacle as the accounting acquiror. The consolidated financial statements include the results of operations of the Aurora businesses beginning March 19, 2004. Also, see Note 3 for pro forma financial information.

In November 2003, we entered into a $675.0 million credit agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available in connection with the Pinnacle Merger and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Transaction. The senior secured credit facilities also provide for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Transaction. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolving credit facility as of December 26, 2004 and July 31, 2004.

Additionally, in November 2003 and February 2004, we issued $200 million and $194 million, respectively, 8 1/4% senior subordinated notes. The terms of the November 2003 and February 2004 notes are the same and are issued under the same indenture.

During the thirty-six weeks ended July 31, 2004, our earnings (loss) before interest and taxes were negatively impacted by certain non-cash items. These items included $18.4 million of non-cash equity compensation for certain ownership units of LLC issued to CDM Investor Group LLC, which is controlled by certain members of PFGI’s management. Additionally, $39.5 million related to the increase in the fair market value of inventory acquired in the Pinnacle Merger and Aurora Transaction and was charged against earnings. The increase in fair market value represents a non-cash charge.

During the transition year (the 21 weeks ended December 26, 2004) and fiscal 2004, we recorded restructuring charges totaling $3.9 million and $11.8 million, respectively, pertaining to our decision to permanently close the Omaha, Nebraska production facility. The closure was part of our plan of consolidating and streamlining production activities after the Aurora Merger.

In October 2004, we decided to discontinue producing products under the Chef’s Choice trade name, which is reported under our frozen foods segment. In connection with this decision, we recorded in fiscal 2004 non-cash impairment charges totaling $4.8 million related to goodwill ($1.8 million), amortizable intangibles ($1.7 million), and fixed assets ($1.3 million).

During the transition year, we recorded non-cash impairment charges to goodwill and trade names totaling $4.3 million and less than $0.1 million, respectively. The write downs were the result of higher than expected costs in the bagels and frozen dinners business units. All of the charges were recorded in the frozen foods segment. Additionally, in fiscal 2004, we recorded a non-cash impairment charge of $1.3 million for the write down of the Avalon Bay trade name due to lower than expected future sales. In November 2003, we also recorded an additional impairment charge of $1.3 million related to the carrying value of the trade name for the King’s Hawaiian business.

On November 4, 2004, our lenders agreed to temporarily waive certain defaults under the senior secured credit facilities arising due to (i) failure to furnish on a timely basis our audited financial statements for the fiscal year ended July 31, 2004, our annual budget for fiscal year 2005 and other related deliverables and (ii) failure to comply with certain financial covenants for the October 31, 2004 reporting period.

On November 19, 2004 subject to certain conditions, we received required lender approval to permanently waive the defaults discussed above and modify the financial covenants for future reporting periods. The terms of the permanent amendment and waiver are discussed later in this section.

We have substantially completed the acquisition integration and achieved cost savings through the Aurora Transaction. Through the Aurora Transaction, we have enhanced our existing product offerings and developed dozens of new offerings which we are in the process of launching. Despite the difficulties that necessitated us amending the financial covenants under our senior secured credit facilities, our focused strategy remains the same. This includes:

•	capitalize on our diversified product portfolio;

•	leverage our brand names for share leadership;

•	expand the foodservice and private label businesses;

•	expand the Vlasic and Duncan Hines brands in Canada;

•	continue to achieve significant productivity improvements; and

•	complete the integration and execute on our synergy opportunities.

The discussion below for each of the comparative periods is based upon net sales. We determine net sales in accordance with generally accepted accounting principles. We calculate our net sales by deducting trade marketing, slotting and consumer coupon redemption expenses from shipments. “Shipments” means gross sales less cash discounts, returns and “non-marketing” allowances. We calculate gross sales by multiplying the published list price of each product by the number of units of that product sold.

Shipments is a non-GAAP financial measure. We include it in our management’s discussion and analysis because we believe that it is a relevant financial performance indicator for our company as it measures the increase or decrease in our revenues caused by shipping more or less physical case volume multiplied by our published list prices. It is also a measure used by our management to evaluate our revenue performance. This measure is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance.

The following table reconciles shipments to net sales for the consolidated company, the frozen foods segment and the dry foods segment for the transition year ended December 26, 2004 and the corresponding 21 weeks ended December 28, 2003 as well as fiscal years ended July 31, 2002, 2003 and 2004.

	Consolidated		Frozen Foods		Dry Foods
	December 26,	December 28,	December 26,	December 28,	December 26,	December 28,
For the 21 weeks ended,	2004	2003	2004	2003	2004	2003

Shipments	$730.7	$292.2	$389.9	$186.0	$340.8	$106.2
Less: Aggregate trade marketing and consumer coupon redemption expenses	207.4	57.1	111.8	37.0	95.6	20.1
Less: Slotting expense	12.1	4.1	6.9	0.9	5.2	3.2

Net sales	$511.2	$231.0	$271.2	$148.1	$240.0	$82.9

	Consolidated			Frozen Foods			Dry Foods
For the fiscal years ended July 31,	2004	2003	2002	2004	2003	2002	2004	2003	2002

Shipments	$1,023.2	$749.3	$726.0	$585.7	$452.5	$429.0	$437.5	$296.8	$297.0
Less: Aggregate trade marketing and consumer coupon redemption expenses	249.0	153.2	142.1	138.6	91.3	80.9	110.4	61.9	61.2
Less: Slotting expense	18.5	21.6	9.4	8.2	19.1	8.5	10.3	2.5	0.9

Net sales	$755.7	$574.5	$574.5	$438.9	$342.1	$339.6	$316.8	$232.4	$234.9

Restructuring of Omaha, Nebraska Production Facility

During the transition year and fiscal 2004, we recorded restructuring charges totaling $3.9 million and $11.8 million, respectively, pertaining to our decision to permanently close the Omaha, Nebraska production facility. The closure was part of our plan of consolidating and streamlining production activities after the Aurora merger. These charges were recorded in accordance with FASB No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and FASB No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In determining such charges, we made certain estimates and judgments surrounding the amounts ultimately to be paid and received for the actions we have taken.

Production from the Omaha plant, which manufactures Swanson frozen entree retail products and frozen foodservice products, has been relocated to our Fayetteville, Arkansas and Jackson, Tennessee production facilities. Activities related to the final closure of the plant were completed in the first quarter of 2005 and resulted in the elimination of 411 positions. Employee termination activities commenced in September 2004 and will be completed in early 2005.

In order to estimate the costs related to our restructuring efforts, management made its best estimates of the most likely expected outcomes of the significant amounts to accomplish the restructuring. These estimates principally related to charges for asset impairment for the owned facility in Omaha, employee severance costs to be paid, and other plant shutdown and relocation costs. The most significant of these estimated costs related to the asset impairment of the Omaha facility, which was based upon the net book value of the assets that were not being transferred, less the cash flows from production until shutdown and a reasonable salvage value for the land, building and equipment to be sold. We initially recorded a charge of $7.4 million during fiscal 2004 for the impairment of these assets, which was our best estimate of the impairment charge at the time. We had planned to transfer equipment with a net book value of approximately $9.7 million to other production locations, primarily in Fayetteville, Arkansas and Jackson, Tennessee. Due to the delay in closing the Omaha plant and the need to have production up and running in the Fayetteville plant, we were unable to transfer certain equipment with a net book value of $6.2 million and instead incurred capital expenditures to purchase, build and modify the necessary equipment in Fayetteville. In addition to the impairment charge initially recorded in fiscal 2004, we evaluated the remaining property, plant and equipment as well as existing offers to sell the plant and equipment, and recorded an additional impairment charge of $2.6 million in the 21 weeks ended December 26, 2004.

The severance costs, which include continuation of employee benefits for salaried employees, total $2.5 million. As of December 26, 2004, $1.2 million has been paid.

The estimated costs associated with transferring certain assets to the Fayetteville and Jackson facilities along with estimates of the costs necessary to shut down the Omaha facility are included in other restructuring costs as they are incurred. Through December 26, 2004, these costs have totaled $3.1 million. We anticipate that additional costs through completion of the program, which will be recorded in future periods, will approximate $2.0 million. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, proceeds received from the sale of the land and equipment will depend on our success in negotiating with buyers and the current real estate market in Omaha. We will review the status of our restructuring activities on a quarterly basis and, if appropriate, record charges to our restructuring obligations in our consolidated financial statements for such quarter based on management’s then-current estimates.

As of December 26, 2004, we had an accrued restructuring liability of $4.0 million, of which $1.6 million related to the Omaha plant shutdown and the balance related to severance costs from the Aurora Transaction. We expect all of these costs to be paid during the next year.

Impairment of Goodwill and Other Long-lived Assets

In October 2004, we decided to discontinue producing products under the Chef’s Choice trade name. We will sell primarily all the remaining inventory through the first quarter of 2005. In accordance with the provisions of FASB No. 142, we prepared a discounted cash flow analysis which indicated that the book value of the assets related to the Chef’s Choice business unit exceeded its estimated fair value and that a goodwill impairment had occurred. In addition, as a result of the goodwill analysis, we assessed whether there had been an impairment of our long-lived assets in accordance with FASB No. 144. We concluded that the book value of the assets related to the Chef’s Choice products were higher than their expected undiscounted future cash flows and that an impairment had occurred. Accordingly, we recorded a non-cash impairment charge of $4.8 million in fiscal 2004. The charges included $1.8 million of goodwill impairment, $1.7 million of amortizable intangibles (recipes) and $1.3 million of fixed asset write downs.

Additionally, in connection with our annual impairment test in accordance with FASB No. 142, it was determined that due to lower than expected future sales, the carrying value of the trade name for the Avalon Bay product was impaired. We recorded a non-cash impairment charge of $1.3 million in fiscal 2004 related to the write down of the trade name value.

During the transition year, we changed our method of accounting for goodwill and intangible assets by changing the time of year the annual impairment test is performed from July 31st (the last day of our old fiscal year) to the last Sunday of December (the last day of our new fiscal year). The annual evaluation performed as of December 26, 2004 resulted in a $4.3 million non-cash impairment charge related to the goodwill in our bagels reporting unit ($2.7 million) and dinners reporting unit ($1.6 million), both of which are in the frozen foods segment. The impairment charges adjusted the carrying value of the segments goodwill to its implied fair value. During the transition year, we experienced higher costs in our bagels and frozen dinners business units and expect these higher costs to continue into the future. In addition, as a result of the impairment charges, we assessed whether there had been an impairment of our trade names in accordance with FAS 142. We concluded that the book value of the Lender’s trade name asset was higher than its fair value and that an impairment had occurred. Accordingly, we recorded a non-cash charge in the frozen foods segment during the transition year related to the write down to fair value of the trade name of less than $0.1 million, which is recorded in the other expense (income), net line item of the Consolidated Statement of Operations. Further, we assessed whether there had been an impairment of our long-lived assets in the bagels and frozen dinners reporting units and determined that the undiscounted cash flows were sufficient to recover the carrying value of such long-lived assets.

Results of operations

Consolidated statements of operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales.

The discussion below of the fiscal year 2004 is based on the information for the 52 week period ended July 31, 2004 and is the combination of the Predecessor’s consolidated financial statements for the 16 weeks ended November 24, 2003 and Successor’s consolidated financial statements for the 36 week period ended July 31, 2004. Additionally, the discussion below for the 21 weeks ended December 28, 2003 is based on the combination of the Predecessor’s consolidated financial results for the 16 week period ended November 24, 2003 and the Successors consolidated financial results for the 5 weeks ended December 25, 2003. These combinations represent what we believe is the most meaningful basis for comparison of the transition year and fiscal 2004 with the corresponding periods of the prior years, although the combination is not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We believe that this is the most meaningful basis for comparison because the customer base, products, manufacturing facilities and types of marketing programs were the same under the Predecessor as they are under the Successor. Also, the results for the transition year and the twelve months ended July 31, 2004 include the results of operations of the Aurora businesses from the date of acquisition, March 19, 2004. As the result of the change in ownership resulting from the Pinnacle Merger and the inclusion of results from the Aurora businesses since the March 19, 2004 acquisition, these results are not indicative of what the full 52 week year ended July 31, 2004 would have been had the change in ownership not occurred.

	21 weeks ended				Fiscal year ended
	December 26,		December 28,		July 31,		July 31,		July 31,
(In thousands)	2004		2003(2)		2004(1)		2003		2002

Net sales	$511.2	100.0%	$231.0	100.0%	$755.7	100.0%	$574.5	100.0%	$574.5	100.0%
Costs and expenses
Cost of products sold	420.0	82.2%	179.3	77.6%	637.2	84.3%	447.5	77.9%	452.1	78.7%
Marketing and selling expenses	53.6	10.5%	30.8	13.3%	82.2	10.9%	57.9	10.1%	51.5	9.0%
Administrative expenses	15.2	3.0%	12.3	5.3%	41.7	5.5%	32.9	5.7%	32.3	5.6%
Research and development expenses	1.5	0.3%	1.1	0.5%	3.3	0.4%	3.0	0.5%	3.6	0.6%
Goodwill impairment charge	4.3	0.8%	—	0.0%	1.8	0.2%	1.6	0.3%	—	0.0%
Other expense (income), net	5.7	1.1%	19.8	8.6%	46.1	6.1%	6.5	1.1%	5.1	0.9%

Total costs and expenses	$500.3	97.9%	$243.3	105.3%	$812.3	107.5%	$549.4	95.6%	$544.7	94.8%

Earnings (loss) before interest and taxes	$10.9	2.1%	$(12.3)	-5.3%	$(56.6)	-7.5%	$25.1	4.4%	$29.8	5.2%

	21 weeks ended		Fiscal year ended
	December 26,	December 28,	July 31,	July 31,	July 31,
	2004	2003(2)	2004(1)	2003	2002

Net sales Frozen foods	$271.2	$148.1	$438.9	$342.1	$339.6
Dry foods	240.0	82.9	316.8	232.4	234.9

Total	$511.2	$231.0	$755.7	$574.5	$574.5

Earnings (loss) before interest and taxes
Frozen foods	$(22.6)	$4.7	$(31.8)	$(6.9)	$8.8
Dry foods	38.5	7.4	16.5	48.1	36.5
Unallocated corporate expenses	(5.0)	(24.4)	(41.3)	(16.1)	(15.5)

Total	$10.9	$(12.3)	$(56.6)	$25.1	$29.8

Depreciation and amortization Frozen foods	$10.8	$5.0	$20.6	$14.0	$13.1
Dry foods	6.3	2.6	10.1	8.9	8.1

Total	$17.1	$7.6	$30.7	$22.9	$21.2

(1)	Represents the combined 52 weeks ended July 31, 2004

(2)	Represents the combined 21 weeks ended December 28, 2003

Transition year ended December 26, 2004 compared to twenty-one weeks ended December 28, 2003

The discussion below of the 21 weeks ended December 28, 2003 is based on the combination of the Predecessor’s consolidated financial statements for the 16 weeks ended November 24, 2003 and the Successor’s consolidated financial statements for the 5 week period ended December 28, 2003. For the Pinnacle businesses, we believe that this is the most meaningful basis for comparison, because the customer base, products, manufacturing facilities and types of marketing programs were the same under the Predecessor as they are under the Successor. Also, the discussion below for the transition year ended December 26, 2004 includes the results of operations of the Aurora businesses.

Net sales. Shipments in the 21 weeks ended December 26, 2004 were $730.7 million, an increase of $438.5 million, compared to shipments in the 21 weeks ended December 28, 2003 of $292.2 million. $434.3 million of the increase was related to the Aurora Transaction. Net sales in the 21 weeks ended December 26, 2004 were $511.2 million, an increase of $280.2 million, compared to net sales in the 21 weeks ended December 28, 2003 of $231.0 million, $286.5 million of the increase was related to the Aurora Transaction, whose brands required a higher level of spending than the historical Pinnacle brands.

Frozen foods: Shipments in the 21 weeks ended December 26, 2004 were $389.9 million, an increase of $203.9 million, $206.8 million of the increase was related to the Aurora Transaction. The balance of the change was driven by a $3.4 million decrease in our Swanson product line sales. Aggregate trade and consumer coupon redemption expenses increased $80.8 million, $75.1 million of the increase was related to the Aurora Transaction. As a result, frozen foods net sales increased $123.1 million, of which $131.7 million was related to the Aurora Transaction and net sales of the existing Swanson and King’s Hawaiian businesses decreased $8.6 million, or 5.8%, in the 21 weeks ended December 26, 2004.

Dry foods: Shipments in the 21 weeks ended December 26, 2004 were $340.8 million, an increase of $234.6 million, $227.5 million of the increase was related to the Aurora Transaction. The balance of the increase was due to additional case volume of 5.0% in our core Vlasic product line. Aggregate trade and consumer coupon redemption expenses increased $77.5 million, of which $72.4 million was related to the Aurora Transaction. As a result, dry foods net sales increased $157.1 million, of which $155.0 million was related to the Aurora Transaction and net sales of the existing Vlasic and Open Pit businesses increased $2.1 million, or 2.5%, for the 21 weeks ended December 26, 2004.

Cost of products sold. Our cost of products sold was $420.0 million, or 82.2% of net sales in the 21 weeks ended December 26, 2004, versus cost of products sold of $179.3 million, or 77.6% of net sales in the 21 weeks ended December 28, 2003. The Aurora Transaction resulted in $235.3 million of cost of products sold in the 21 weeks ended December 26, 2004. The balance of cost of products sold was $184.7 million, or 82.2% of net sales, in the 21 weeks ended December 26, 2004. The main driver of increased cost of product sold, as a percentage of net sales, is the additional costs resulting from the reorganization of our warehousing network and the related movement of product to the new warehousing network as well as higher year over year commodity costs (chicken, beef, and cheese). In addition to these costs, this percentage is also affected by changes in our aggregate trade and consumer coupon redemption expenses that are classified as reductions to net sales. The 21 weeks ended December 28, 2003 year includes additional costs of $8.2 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Merger.

Marketing and selling expenses. Marketing and selling expenses were $53.6 million, or 10.5% of net sales, in the 21 weeks ended December 26, 2004 compared to $30.8 million, or 13.3% of net sales, in the 21 weeks ended December 28, 2003. The Aurora Transaction contributed $35.8 million of the increase for the 21 weeks ended December 26, 2004. The balance of the change was due to lower advertising expense of $10.8 million, primarily on our Swanson and Vlasic businesses, and decreased selling overhead expense.

Administrative expenses. Administrative expenses were $15.2 million, or 3.0% of net sales, in the 21 weeks ended December 26, 2004 compared to $12.3 million, or 5.3% of net sales, in the 21 weeks ended December 28, 2003. The principal driver of the $2.9 million increase was higher overhead expense related to the merger of the Aurora businesses. Offsetting the increase in higher overhead expenses was the reduction of accrued liabilities for the management incentive plan.

Research and development expenses. Research and development expenses were $1.5 million, or 0.3% of net sales, in the 21 weeks ended December 26, 2004 compared with $1.1 million, or 0.5% of net sales, in the 21 weeks ended December 28, 2003.

Goodwill impairment charge. Goodwill impairment charges was $4.3 million in the 21 weeks ended December 26, 2004. There were no impairment charges in the 21 weeks ended December 28, 2003. Of the total charge in the 21 weeks ended December 26, 2004, which was recorded in the frozen foods segment, $1.6 million related to the dinners reporting unit and $2.7 million related to the bagels reporting unit.

Other expense (income). Other expense was $5.7 million in the 21 weeks ended December 26, 2004 as compared to $19.8 million in the 21 weeks ended December 28, 2003. This decrease was related to $18.4 million of Pinnacle Merger related expenses in the 21 weeks ended December 28, 2003, consisting primarily of $11.0 million of non-cash equity related compensation expense, $4.9 million of Predecessor stock option expense, $1.7 million of change in control payments, and $0.8 million of retention benefit payments. Additionally, a $1.3 million charge related to an impairment of the King’s Hawaiian trade name was recorded in the 21 weeks ended December 28, 2003. Restructuring and impairment charges totaled $3.9 million during the 21 weeks ended December 26, 2004 related to (i) $2.6 million of asset impairment write downs related to the Omaha, Nebraska frozen food facility discussed above, (ii) $1.2 million of plant consolidation expense related to the announced closure of our Omaha, Nebraska frozen food facility, and (iii) less than $0.1 million impairment charge related to the Lender’s trade name. In addition, $1.8 million of additional amortization expense was incurred in the 21 weeks ended December 26, 2004 compared to the 21 weeks ended December 28, 2003 (see Note 6 to the audited Consolidated Financial Statements), primarily related to the amortizable intangible assets acquired in the Aurora Transaction.

Earnings (loss) before interest and taxes. Earnings (loss) before interest and taxes (EBIT) increased $23.2 million to earnings of $10.9 million in the 21 weeks ended December 26, 2004 from a loss of $12.3 million in EBIT in the 21 weeks ended December 28, 2003. This increase resulted from a $27.3 million decrease in frozen foods EBIT, a $31.1 million increase in dry foods EBIT, and a $19.4 million decrease in unallocated corporate expenses. The decrease in the unallocated corporate expenses was principally related to $18.4 million of Pinnacle Merger related expenses in the 21 weeks ended December 28, 2003, consisting primarily of $11.0 million of non-cash equity related compensation expense, $4.9 million of Predecessor stock option expense, $1.7 million of change in control payments, and $0.8 million of retention benefit payments. Additionally, based upon results through December 2004, we have reduced accrued liabilities for the management incentive plan.

Frozen foods: Frozen foods EBIT decreased by $27.3 million in the 21 weeks ended December 26, 2004; $16.7 million of the decline was related to the Aurora Transaction, including a $2.7 million impairment of the bagels goodwill. During the 21 weeks ended December 26, 2004, we recorded a net expense of $4.5 million related to the announced closure of our Omaha, Nebraska frozen food facility. The net expense was the result of $2.6 million of asset impairment, $1.4 million of accelerated depreciation, $1.2 million of other plant consolidation expenses, and $0.7 million curtailment gain related to the postretirement benefit program. Additionally, a non-cash impairment charge of $1.6 million related to frozen dinner goodwill and a favorable adjustment of $1.6 million to our medical liability reserves were recorded in the 21 weeks ended December 26, 2004. In the 21 weeks ended December 28, 2003, a non-cash impairment charge of $1.3 million related to the King’s Hawaiian intangible assets was recorded. The 21 weeks ended December 28, 2003 also include additional costs of products sold of $2.7 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Merger. The balance of our frozen foods EBIT decreased $10.1 million due to increased cost of products sold expense related to the reorganization of our warehousing network, increased coupon and trade promotion expenses, partially offset by lower advertising expenses.

Dry foods: Dry foods EBIT increased $31.1 million in the 21 weeks ended December 26, 2004; a $24.9 million increase in EBIT was related to the Aurora Transaction. The 21 weeks ended December 28, 2003 includes additional cost of products sold of $5.5 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Merger. Dry foods EBIT increased $0.6 million due to lower advertising expenses and increased sales volume, resulting from additional case volume of 5.0% in our core Vlasic product line. Partially offsetting these increases were increased cost of products sold expense related to the reorganization of our warehousing network and increased trade promotion expenses.

Interest expense, net. Interest expense, net was $26.1 million in the 21 weeks ended December 26, 2004, compared to $12.0 million in the 21 weeks ended December 28, 2003. Comparison of interest expense is not meaningful due to the change in capital structure after the Pinnacle Merger and the Aurora Transaction. Included in the interest expense, net, amount for the 21 weeks ended December 26, 2004 was $0.3 million recorded from gains on interest rate swap agreements. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense.

Provision for income taxes. The effective tax rate was -61.7% in the weeks ended December 26, 2004, compared to 20.1% in the 21 weeks ended December 28, 2003. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is due to the change in the valuation allowance for the 21 week period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets. A deferred tax charge was recorded this 21 week period for amortization recognized for tax purposes related to indefinite lived intangibles.

Under Internal Revenue Code Section 382, Aurora is a loss corporation. Section 382 of the Code places limitations on our ability to use Aurora’s net operating loss carryforward to offset our income. The annual net operating loss limitation is approximately $13-15 million subject to other rules and restrictions. See Note 11 – “Taxes on Earnings”.

Fiscal year ended July 31, 2004 compared to fiscal year ended July 31, 2003

The discussion below of fiscal 2004 is based on the information for the 52 week period ended July 31, 2004 and is the combination of the Predecessor’s consolidated financial statements for the 16 weeks ended November 24, 2003 and the Successor’s consolidated financial statements for the 36 week period ended July 31, 2004. For the Pinnacle businesses, we believe that this is the most meaningful basis for comparison, because the customer base, products, manufacturing facilities and types of marketing programs were the same under the Predecessor as they are under the Successor. Also, the discussion below for fiscal 2004 includes the results of operations of the Aurora businesses from the date of acquisition, March 19, 2004. As a result of the change in ownership resulting from the Pinnacle Merger and the inclusion of results from the Aurora businesses since the March 19, 2004 acquisition, these results are not indicative of what the full 52 week year ended July 31, 2004 would have been had the change in ownership and Aurora acquisition not occurred.

Net sales. Shipments in fiscal 2004 were $1,023.2 million, an increase of $273.9 million, or 36.6%, compared to shipments in fiscal 2003 of $749.3 million. $292.6 million of the increase was related to the Aurora Transaction. Net sales in fiscal 2004 were $755.7 million, an increase of $181.2 million, or 31.5%, compared to net sales in fiscal 2003 of $574.5 million, $189.0 million of the increase was related to the Aurora Transaction.

Frozen foods: Shipments in fiscal 2004 were $585.7 million, an increase of $133.2 million, or 29.4%, $149.4 million of the increase was related to the Aurora Transaction. The balance of the change was driven by a $27.8 million decrease in our Swanson product line sales, and a $7.0 million decrease in our King’s Hawaiian sales. Partially offsetting these declines was a $18.6 million increase in our foodservice sales. Aggregate trade and consumer coupon redemption expenses increased $36.4 million, $51.4 million of the increase was related to the Aurora Transaction. As a result, frozen foods net sales increased $96.8 million, or 28.3%, of which $98.0 million was related to the Aurora Transaction and net sales of the existing Swanson and King’s Hawaiian businesses decreased $1.2 million, or 0.3%, in fiscal 2004.

Dry foods: Shipments in fiscal 2004 were $437.5 million, an increase of $140.7 million, or 47.4%, $143.1 million of the increase was related to the Aurora Transaction. The balance of the change was due to decreased case volume of 1.3% in our Vlasic product line. Aggregate trade and consumer coupon redemption expenses increased $56.2 million, of which $52.1 million was related to the Aurora Transaction. As a result, dry foods net sales increased $84.4 million, or 36.3%, of which $91.0 million was related to the Aurora Transaction and net sales of the existing Vlasic and Open Pit businesses decreased $6.6 million, or 2.8%, for fiscal 2004.

Cost of products sold. Our cost of products sold was $637.2 million, or 84.3% of net sales in fiscal 2004, versus cost of products sold of $447.5 million, or 77.9% of net sales in fiscal 2003. The Aurora Transaction resulted in $169.2 million of cost of products sold in fiscal 2004, and includes additional costs of $13.2 million related to post-acquisition sales of inventories written up to fair value at the date of the Aurora Transaction. The balance of cost of products sold was $468.0 million, or 82.6% of net sales, in fiscal 2004. The fiscal 2004 year includes additional costs of $26.3 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Merger.

Marketing and selling expenses. Marketing and selling expenses were $82.2 million, or 10.9% of net sales, in fiscal 2004 compared to $57.9 million, or 10.1% of net sales, in fiscal 2003. The Aurora Transaction contributed $16.3 million of the increase for fiscal 2004. The balance of the increase was due to higher advertising expense of $3.9 million, primarily in support of our Vlasic business, and increased marketing and selling overhead expense of $2.2 million in support of the merger of the Aurora businesses.

Administrative expenses. Administrative expenses were $41.7 million, or 5.5% of net sales, in fiscal 2004 compared to $32.9 million, or 5.7% of net sales, in fiscal 2003. The principal driver of the $8.8 million increase was higher overhead expense related to the merger of the Aurora businesses.

Research and development expenses. Research and development expenses were $3.3 million, or 0.4% of net sales, in fiscal 2004 compared with $3.0 million, or 0.5% of net sales, in fiscal 2003.

Goodwill impairment charge. Goodwill impairment charges was $1.8 million in fiscal 2004 as compared to $1.6 million in fiscal 2003. The charge in fiscal 2004 related to the impairment of the Chef’s Choice goodwill as a result of our decision to discontinue producing products under the Chef’s Choice trade name. The charge in fiscal 2003 related to the impairment of the King’s Hawaiian goodwill.

Other expense (income). Other expense was $46.1 million in fiscal 2004 as compared to $6.5 million in fiscal 2003. This increase was related to $27.3 million of Pinnacle Merger related expenses in fiscal 2004, consisting primarily of $18.4 million of non-cash equity related compensation expense, $4.9 million of Predecessor stock option expense, $2.2 million of retention benefit payments, and $1.7 million of change in control payments. Additionally, restructuring and impairment charges totaled $17.3 million during fiscal 2004, of which $13.0 million related to non-cash charges. The non-cash charges related to (i) $7.4 million of asset impairment write downs related to the Omaha, Nebraska frozen food facility discussed above, (ii) $3.0 million impairment charges related to the Chef’s Choice brand including $1.7 million of amortizable intangibles (recipes) and $1.3 million of fixed asset write downs, (iii) $1.3 million impairment charge related to the Avalon Bay trade name, (iv) $1.3 million related to an impairment of the King’s Hawaiian trade name, which was recorded in the 16 weeks ended November 24, 2003. In fiscal 2003 a non-cash intangibles impairment charge of $3.3 million related to the King’s Hawaiian business was recorded. Additionally in fiscal 2003, we incurred a cost of $2.0 million in connection with the early termination of a related party contract with our Chairman, a $0.7 million charge related to pre-acquisition transaction costs relating to the proposed agreement to acquire the Claussen brand, and a $0.8 million gain on an insurance claim related to finished product inventories damaged in a public warehouse. In addition, amortization expense was higher in fiscal 2004 compared to fiscal 2003 (see Note 6 to the audited Consolidated Financial Statements).

Earnings (loss) before interest and taxes. Earnings (loss) before interest and taxes (EBIT) decreased $81.7 million to a loss of $56.6 million in fiscal 2004 from $25.1 million in EBIT in fiscal 2003. This decrease resulted from a $24.9 million decrease in frozen foods EBIT, a $31.6 million decrease in dry foods EBIT, and a $25.2 million increase in unallocated corporate expenses. The increase in the unallocated corporate expenses was principally related to $27.3 million of Pinnacle Merger related expenses in fiscal 2004, consisting primarily of $18.4 million of equity related compensation expense, $4.9 million of Predecessor stock option expense, $2.2 million of retention benefit payments, and $1.7 million of change in control payments. In fiscal 2003 the unallocated corporate segment included a cost of $2.0 million in connection with the early termination of a related party contract with our Chairman and $0.7 million charge related to pre-acquisition transaction costs relating to the proposed agreement to acquire the Claussen brand (see Note 6 to the audited Consolidated Financial Statements). The balance of the increase in unallocated corporate expenses is due to higher overhead expenses related to the merger of the Aurora businesses.

Frozen foods: Frozen foods EBIT decreased by $24.9 million in fiscal 2004; $14.4 million of the decline was related to the Aurora Transaction, including additional costs of products sold of $6.0 million related to post-acquisition sales of inventories written up to fair value at the date of the Aurora Transaction. Fiscal 2004 includes additional costs of products sold of $3.9 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Merger. Additionally, a non-cash impairment charge of $4.8 million related to the Chef’s Choice brand and a non-cash impairment charge of $1.3 million related to the Avalon Bay trade name were recorded fiscal 2004. In fiscal 2004, a non-cash impairment charge of $1.3 million related to the King’s Hawaiian intangible assets was recorded in the 16 weeks ended November 24, 2003. An additional restructuring and impairment charge of $11.8 million was recorded for the announced closure of our Omaha, Nebraska frozen food facility. In fiscal 2003, a non-cash impairment loss of $4.9 million related to the King’s Hawaiian goodwill and intangible assets was recorded. The balance of our frozen foods EBIT increased $12.6 million due to $15.8 million of lower slotting expense, partially offset by lower case sales on our Swanson business.

Dry foods: Dry foods EBIT decreased $31.6 million in fiscal 2004; a $4.8 million increase in EBIT was related to the Aurora Transaction, including additional cost of products sold of $7.2 million related to post-acquisition sales of inventories written up fair value at the date of the Aurora Transaction. Fiscal 2004 also includes additional cost of products sold of $22.4 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Merger. Dry foods EBIT decreased $5.1 million due to increased advertising expense, $3.6 million due to increased trade expense, and $2.3 million due to increased slotting expense. The balance of the decline was due to a 1.3% decrease in Vlasic pickle sales volume.

Interest expense, net. Interest expense, net was $35.1 million in fiscal 2004, compared to $11.1 million in fiscal 2003. Comparison of interest expense is not meaningful due to the change in capital structure after the Pinnacle Merger and the Aurora Transaction. Included in the interest expense, net, amount for 2004 was $7.0 million recorded from gains on interest rate swap agreements, of which $3.5 million was realized in cash. The Company utilizes interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense.

Provision for income taxes. The effective tax rate was 5.1% in fiscal 2004, compared to 39.5% in fiscal 2003. The principal reason for the difference in effective rates is due to the fact that the Company incurred a pre-tax loss in 2004 which could not be fully tax affected due to the impact of deferred tax valuation allowances ($27.7 million) primarily due to the Aurora Transaction. In addition, the non-deductibility of the equity related compensation expense of $18.4 million negatively impacts the effective tax rate. See Note 1 and Note 3. The Company records deferred tax liabilities for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

Fiscal year ended July 31, 2003 compared to fiscal year ended July 31, 2002

Net sales. Shipments in fiscal 2003 were $749.3 million, an increase of $23.3 million, or 3.2%, compared to shipments in fiscal 2002 of $726.0 million. Net sales in fiscal 2003 were unchanged at $574.5 million as an increase in net sales of frozen foods of $2.5 million was offset by a comparable decrease in the net sales of dry foods.

Frozen foods. Shipments increased $23.5 million in fiscal 2003, driven primarily by a $20.7 million increase in our Swanson product line, a $8.5 million increase in our foodservice sales and a $4.2 million increase related to the full-year effect of our acquisition of King’s Hawaiian in the second quarter of 2002, partially offset by $9.9 million of lower Campbell Soup Company co-pack sales as a result of the termination of our contract with Campbell Soup Company in the first quarter of fiscal 2002. This shipment increase of $23.5 million was offset by a $10.6 million increase in slotting expense (principally resulting from the accelerated slotting discussed above) and a $10.4 million increase in trade marketing expense resulting primarily from the support of new products. As a result, frozen foods net sales increased $2.5 million, or 0.7%, to $342.1 million in fiscal 2003.

Dry foods. Shipments of dry foods decreased $0.2 million in fiscal 2003 as increases due to product mix changes to higher priced products were offset by a decrease in case volume of 3.2%. Aggregate trade and consumer marketing expenses increased $2.3 million driven by increased coupon redemption. As a result, dry foods net sales decreased $2.5 million, or 1.1%, to $232.4 million in fiscal 2003.

Cost of products sold. Our cost of products sold was $447.5 million, or 77.9% of net sales, in fiscal 2003, an improvement of 0.8 percentage points from fiscal 2002, when our cost of products sold was $452.1 million, or 78.7% of net sales. This improvement was driven by favorable product mix, reduced ingredient and packaging costs and improved yields and manufacturing plant efficiencies, including the full year benefit of the reduced manufacturing overhead resulting from the closure of one of the facilities in Omaha in March 2002 and reduced postretirement healthcare benefit costs as a result of a plan amendment late in fiscal 2002. This improvement was partially offset by increases in our aggregate trade and consumer marketing expenses.

Marketing and selling expenses. Marketing and selling expenses were $57.9 million, or 10.1% of net sales, in fiscal 2003 compared to $51.5 million, or 9.0% of net sales, in fiscal 2002. The principal driver behind the $6.4 million increase was higher Swanson advertising expense of $9.3 million. Lower packaging design costs of $1.6 million as compared to fiscal 2002, when packaging design costs were higher than normal due to marketing initiatives across the entire Swanson line and lower other marketing and selling expenses of $1.3 million, offset the increased advertising expense.

Administrative expenses. Administrative expenses were $32.9 million, or 5.7% of net sales, in fiscal 2003 compared to $32.3 million, or 5.6% of net sales, in fiscal 2002. The $0.6 million increase in administrative expenses in fiscal 2003 was driven primarily by a $1.3 million provision related to two large customer bankruptcy filings. Excluding this provision, administrative expenses would have declined by $0.7 million, or 2.2%.

Research and development expenses. Research and development expenses were $3.0 million, or 0.5% of net sales, in fiscal 2003 compared with $3.6 million, or 0.6% of net sales, in fiscal 2002. The reduction was due to savings associated with lower headcount.

Other expense (income). Other expense (income) was $6.5 million in fiscal 2003 as compared to $5.1 million in fiscal 2002. This increase was principally related to a fiscal 2003 non-cash intangible asset impairment loss of $3.3 million related to the King’s Hawaiian frozen entree business acquired in fiscal 2002 and a one-time cost in fiscal 2003 of $2.0 million in connection with the early termination of a related party contract with our Chairman. These increases were offset by a net reduction in fiscal 2003 of $4.0 million in pre-acquisition transaction costs relating to the proposed agreement to acquire the Claussen brand and a $0.8 million gain in fiscal 2003 on an insurance claim related to finished product inventories damaged in a public warehouse in fiscal 2002.

Earnings (loss) before interest and taxes. EBIT declined $4.7 million to $25.1 million in fiscal 2003 from $29.8 million in fiscal 2002. This decline resulted from a $15.7 million decline in frozen foods EBIT partially offset by a $11.6 million increase in dry foods EBIT. A $0.6 million increase in unallocated corporate expenses accounted for remainder of the change.

Frozen foods. Frozen foods EBIT declined by $15.7 million in fiscal 2003 principally as a result of significant long-term investments we made in our Swanson brand, including $8.6 million of accelerated slotting for new products, $9.3 million of increased advertising and $10.4 million of increased trade marketing. Frozen foods EBIT was also adversely affected by the $4.9 million non-cash goodwill and intangibles impairment charge discussed above. These incremental expenses were partially offset by higher shipments of Swanson products, primarily Hungry-Man shipments and favorable manufacturing costs, both in terms of purchase prices and manufacturing efficiencies.

Dry foods. Dry foods EBIT increased $11.6 million to $48.1 million in fiscal 2003, compared to $36.5 million in fiscal 2002. The increase in EBIT is primarily a result of reduced cost of products sold, about half of which was related to improved product mix and the balance of which was the result of improved produce sourcing, purchasing savings and manufacturing plant efficiencies. These improvements were partially offset by increased consumer coupon redemptions in both Vlasic and Open Pit where we increased our emphasis on consumer-focused marketing efforts and reduced trade marketing expenses.

Interest expense, net. Interest expense was $11.6 million in fiscal 2003, compared to $14.5 million in fiscal 2002, a decline of 20.1%. A decrease in related variable interest rates on borrowings under our existing credit facility accounted for 90.2% of the decline and the balance was due to lower average debt balances. Interest income was $0.5 million in fiscal 2003, compared to $0.8 million in fiscal 2002. The decline in interest rates more than offset higher average cash balances.

Provision for income taxes. The effective tax rate was 39.5% in fiscal 2003, compared to 26.0% in fiscal 2002. The principal reason for the lower effective tax rate in fiscal 2002 was the change in the deferred tax valuation allowance based upon management’s determination that there would be sufficient income earned in the future to realize the majority of the deferred tax asset.

Seasonality

We experience seasonality in our sales and cash flows. Sales of frozen foods, including seafood, tend to be marginally higher during the winter months, whereas sales of pickles, relishes and barbecue sauces tend to be higher in the spring and summer months and demand for Duncan Hines products tend to be higher around the Easter, Thanksgiving and Christmas holidays. We pack the majority of our pickles during a season extending from May through September and also increase our seafood and Duncan Hines inventories at that time in advance of the selling season. As a result, our inventory levels are higher during August, September and October, and thus we require more working capital during those months. We are a seasonal net user of cash in the third quarter of the calendar year, which may require us to draw on the revolving credit commitments under our senior credit facilities.

Liquidity and capital resources

Historical

Overview. Our cash flows are very seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.

Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $25 million in 2005. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facilities.

Statements of cash flows for the transition year ended December 26, 2004

The following information regarding cash flows for the 21 week period ended December 28, 2003 is provided for comparison purposes only and is unaudited.

Net cash used in operating activities was $2.5 million and $11.1 million for the 21 weeks ended December 26, 2004 and December 28, 2003, respectively. Net cash used in operating activities during the 21 weeks ended December 26, 2004 was principally the result of an increase in working capital, which included a $23.0 million increase in inventory for the seasonal build and a $7.7 million increase in accounts receivable as well as a $19.0 million increase in accounts payable and accrued liabilities. The increase in accrued liabilities primarily relate to higher accrued bond interest, and higher accrued trade and coupon costs. In the 21 weeks ended December 28, 2003, net cash used in operations was $11.1 million and was driven by a $19.2 million increase in working capital, principally related to the seasonal increase in inventories and higher accrued trade costs.

Net cash used in investing activities was $12.4 million and $369.9 million for the 21 weeks ended December 26, 2004 and December 28, 2003, respectively. Net cash used in investing activities during the 21 weeks ended December 26, 2004 includes $8.1 million for capital expenditures, $1.9 million for the reacquisition of an exclusive license to distribute Duncan Hines product in Canada, and $2.3 million for the payment of costs associated with the Aurora Transaction, which were previously accrued as of the date of acquisition. Net cash used in investing activities during the 21 weeks ended December 28, 2003 includes activities related to the Pinnacle Merger, mainly consideration paid of $368.2 million. Additionally, $1.7 million for capital expenditures was included in the 21 weeks ended December 28, 2003.

Net cash used by financing activities was $20.6 million for the 21 weeks ended December 26, 2004. The usage was driven by a $16.4 million decline in bank overdrafts, $2.8 million of debt acquisition costs, as well as the scheduled quarterly payments of our senior term loan credit facility of $1.4 million. Net cash provided by financing activities was $314.1 million during the 21 weeks ended December 28, 2003. The Predecessor senior credit facility term loan of $175.0 million was paid off, and debt acquisition costs were $21.2 million. Cash inflows consisted of equity contribution of $180.3 million, long-term bank borrowing of $120.0 million, borrowing under our bank revolver of $21.5 million, and issuance of senior subordinated notes of $200.0 million. Additionally, we repaid $7.5 million of the revolver borrowings and there was a $4.1 million decline in bank overdrafts.

The net of all activities resulted in a decrease in cash by $35.5 million and $66.9 million during the 21 weeks ended December 26, 2004 and December 28, 2003, respectively.

Statements of cash flows for the fiscal year ended July 31, 2004

In the Predecessor’s 16 week period ending November 24, 2003 of fiscal 2004, cash usage as a result of operations was $23.4 million, in the Successor’s 36 week period ending July 31, 2004, cash generated as a result of operations was $31.0 million, for a net cash increase as a result of operations for the 52 week combined period ended July 31, 2004 of $7.6 million. The cash increase from operations is due to net earnings excluding non-cash charges/credits and the impact of the flow through of the write-up of inventories to fair value of $39.5 million and increased working capital of $18.3 million, principally due to increased inventories partially offset by lower receivables and increased accounts payable.

Capital expenditures were $11.3 million, primarily for process improvement, cost savings and maintenance capital.

In fiscal 2004, bank overdrafts increased by $11.3 million resulting from the timing of checks clearing the bank.

The other significant activities in our cash flow for the first nine months of fiscal 2004 relate to the Pinnacle Merger and Aurora Transaction. Pinnacle Merger consideration paid was $361.1 million, Pinnacle Merger costs were $7.2 million, the Predecessor senior credit facility term loan of $175.0 million was paid off, and debt acquisition costs were $21.2 million. Cash inflows consisted of equity contribution of $179.8 million, long-term bank borrowing of $120.0 million, borrowing under our bank revolver of $21.5 million, and issuance of senior subordinated notes of $200.0 million. Since the Pinnacle Merger, we have repaid $21.5 million of the revolver borrowings. The Aurora

Transaction consideration paid was $888.9 million (including $225.1 million relating to the exchange of Aurora senior subordinated notes for equity interest in LLC), transaction costs paid were $17.0 million, and debt acquisition costs were $16.6 million. Cash inflows consisted of the equity contribution to Successor of $320.4 million (including $225.1 million relating to the exchange of Aurora senior subordinated notes for equity interest in LLC), term loan borrowings under the senior secured credit facilities of $425.0 million and gross proceeds from the February 2004 issuance of additional 8.25% Senior Subordinated Notes due 2013.

In addition, cash flows from financing activities reflect the regularly scheduled quarterly repayment of the term loan of $1.4 million.

The net of all activities resulted in a decrease in cash by $34.3 million in fiscal 2004.

Statements of cash flows for the fiscal year ended July 31, 2003

Cash provided by operations was $33.0 million and was net of a $10.8 million increase in working capital, principally related to the timing of payment of liabilities and an increase in inventories of $2.2 million, or 2.8%, to provide improved customer service levels. Capital expenditures were $8.8 million, primarily for process improvement, cost savings and maintenance capital. Scheduled payments of $15.0 million were made on the term loan. In fiscal 2003, bank overdrafts decreased by $2.4 million resulting from the timing of checks clearing the bank. The net of all activities increased cash by $7.2 million in fiscal 2003.

Statements of cash flows for the fiscal year ended July 31, 2002

Cash provided by operations was $64.5 million, including a $21.8 million reduction in working capital. As a result of re-establishing normal trade terms with vendors following the change in ownership in May 2001, accounts payable increased by $11.9 million to more normal levels. Inventories decreased by $8.2 million, principally in pickles, the result of our decision to procure a “lower cost” local cucumber crop. This resulted in less production in the fourth quarter of fiscal 2002 and more in the first quarter of fiscal 2003. This does not impact year-end comparisons of fiscal 2002 with fiscal 2003. Accrued liabilities increased as the management incentive bonus was accrued in fiscal 2002 but not paid until early fiscal 2003. There were no accrued bonuses as of July 31, 2001. Capital expenditures were $19.5 million in fiscal 2002, including $9.0 million related to the consolidation of productive capacity at other facilities in connection with the closing of one of our Omaha plants in March 2002. Cash payments for business acquisitions were $7.4 million in fiscal 2002 and principally related to the King’s Hawaiian frozen entree acquisition, which we funded from our excess cash balance. During fiscal 2002, we issued $2.2 million of common stock related to purchases by key employees under our Stock Purchase Plan. In fiscal 2002, bank overdrafts increased $7.8 million related to a change in the depository for temporary investments in early fiscal 2002. The net of all activities increased cash by $47.5 million in fiscal 2002.

Debt

In November 2003, the Successor entered into a $675.0 million credit agreement with JPMorgan Chase Bank (a related party of JPMP) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Transaction. The term loan matures November 25, 2010. The senior secured credit facility also provides for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Transaction. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolver as of December 26, 2004 and July 31, 2004.

As of July 31, 2004, the amount owed to JP Morgan Chase Bank under the term loan, which is reported separately in our Consolidated Balance Sheet, was $7.9 million. There was no related party debt as of December 26, 2004.

Our borrowings under the new senior secured credit facilities bear interest at a floating rate and are maintained as base rate loans or as Eurodollar loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as defined in the new senior secured credit facilities. Base rate is defined as the higher of (i) the prime rate and (ii) the Federal Reserve reported overnight funds rate plus 1/2 of 1%. Eurodollar loans bear interest at the adjusted Eurodollar rate, as described in the new senior secured credit facilities, plus the applicable Eurodollar rate margin.

The applicable margins with respect to our term loan facility and our revolving credit facility will vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on our leverage ratio as defined in our new senior secured credit facilities. The initial applicable margin with respect to the term loan facility and the revolving credit facility is:

•	In the case of base rate loans: 1.75% for the term loan and 1.75% for the revolving credit facility.

•	In the case of Eurodollar loans: 2.75% for the term loan and 2.75% for the revolving credit facility.

The range of margins for the revolving credit facility is:

•	In the case of base rate loans: 1.25% to 1.75%.

•	In the case of Eurodollar loans: 2.25% to 2.75%.

A commitment fee of 0.50% per annum applies to the unused portion of the revolving loan facility and 1.25% per annum applied to the delayed-draw term loan until it became available for the Aurora Transaction. For the 21 weeks ended December 26, 2004, the weighted average interest rate on the term loan was 4.3853% and on the revolving credit facility was 4.8627%. As of December 26, 2004, the Eurodollar interest rate on the term loan facility was 4.7599% and the commitment fee on the undrawn revolving credit facility was 0.50%.

The term loan facility matures in quarterly 0.25% installments from June 30, 2004 through December 31, 2009, with the remaining balance due in 2010 and the revolving credit facility terminates on November 25, 2009. The aggregate maturities of the term loan outstanding as of December 26, 2004 are: $5.5 million in 2005, $5.5 million in 2006, $5.5 million in 2007, $5.5 million in 2008, $5.5 million in 2009 and $909.0 million thereafter.

The obligations under the senior secured credit facilities are unconditionally and irrevocably guaranteed by each of our direct or indirect domestic subsidiaries (collectively, the “Guarantors”). In addition, the senior secured credit facilities are collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each of our direct or indirect domestic subsidiary and 65% of the capital stock of, or other equity interests in, each of our direct foreign subsidiary, or any of our domestic subsidiaries and (ii) certain tangible and intangible assets of the Company and the Guarantors (subject to certain exceptions and qualifications).

We pay a commission on the face amount of all outstanding letters of credit drawn under the senior secured credit facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. We also pay a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities cannot exceed $40 million. As of December 26, 2004 and July 31, 2004, we had utilized $15.7 million and $16.7 million, respectively, of the revolving credit facility for letters of credit. As of December 26, 2004 and July 31, 2004, there were no outstanding borrowings under the revolving credit facility and had utilized of the revolving credit facility $15.7 million and $16.7 million for letters of credit, respectively. Of the $130 million revolving credit facility available, as of December 26, 2004 and July 31, 2004, we had an unused balance of $114.3 million and $113.3 million, respectively, available for future borrowings and letters of credit, of which a maximum of $24.3 million and $23.3 million, respectively, may be used for letters of credit.

In November 2003, the Successor issued $200.0 million 8 1/4% senior subordinated notes. On February 20, 2004, the Successor issued an additional $194.0 million of 8 1/4% senior subordinated notes, which resulted in gross proceeds of $201.0 million, including premium. The terms of the February 2004 notes are the same as the November 2003 notes and are issued under the same indenture. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries. See Note 18 for Guarantor and Nonguarantor Financial Statements.

We may redeem all or a portion of the notes prior to December 1, 2008, at a price equal to 100% of the principal amount of the notes plus a “make-whole” premium (the greater of: (1) 1% of the then outstanding principal amount of the note; and (2) the excess of: (a) the present value at such redemption date of (i) the redemption price of the note at December 1, 2008 plus (ii) plus all required interest payments due on the note through December 1, 2008, computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the note, if greater). On or after December 1, 2008, we may redeem some or all of the notes at the redemption prices listed below, if redeemed during the twelve-month period beginning on December 1 of the years indicated below:

Year	Percentage
2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%

At any time prior to December 1, 2006, we may redeem up to 35% of the original aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price equal to 108.250% of the principal amount thereof, plus accrued and unpaid interest, so long as (a) at least 65% of the original aggregate amount of the notes remains outstanding after each such redemption and (b) any such redemption by us is made within 90 days of such equity offering.

If a change of control occurs (as defined in the indenture pursuant to which the notes were issued), and unless we have exercised our right to redeem all of the notes as described above, the note holders will have the right to require the Successor to repurchase all or a portion of the notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

The notes include a provision that the Company will file with the SEC on or prior to August 21, 2004 a registration statement relating to an offer to exchange the notes for an issue of SEC-registered notes with terms identical to the notes and use its reasonable best effort to cause such registration statement to become effective on or prior to October 20, 2004. Since the exchange offer was not completed before November 19, 2004, the annual interest rate borne by the notes increased by 1.0% per annum until the exchange offer was completed, which occurred on February 1, 2005. As of this date, the Company was no longer paying the additional interest.

Our senior secured credit facilities and the notes contain a number of covenants that, among other things, limit, subject to certain exceptions, our ability to incur additional liens and indebtedness, make capital expenditures, engage in certain transactions with affiliates, repay other indebtedness (including the notes), make certain distributions, make acquisitions and investments, loans or advances, engage in mergers or consolidations, liquidations and dissolutions and joint ventures, sell assets, make dividends, amend certain material agreements governing our indebtedness, enter into guarantees and other contingent obligations and other matters customarily restricted in similar agreements. In addition to scheduled periodic repayments, we are also required to make mandatory repayments of the loans under the senior secured credit facilities with a portion of its excess cash flow, as defined. In addition, our new senior secured credit facilities contain, among others, the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditure limitation. See the discussion below regarding the amendment to the senior credit agreement where these covenants have been adjusted.

Senior Secured Credit Facilities Amendment

On September 14, 2004, the Company was first in default under its senior secured credit facilities. On November 4, 2004 the Company received required lender approval to temporarily waive defaults under the Company’s senior secured credit facility arising due to (i) failure to furnish on a timely basis the Company’s audited financial statements for the fiscal year ended July 31, 2004, the Company’s annual budget for fiscal year 2005 and other related deliverables and (ii) failure to comply with the maximum total leverage ratio for the period ended October 31, 2004. Conditions of the waiver limited the Company’s access to the revolving credit facility through the addition of an anti-cash hoarding provision which required that at the time of a borrowing request, cash, as defined, could not exceed $10 million and limited total outstanding borrowings under the facility to $65 million. The amendment and waiver expired November 24, 2004.

On November 19, 2004 the Company received required lender approval to permanently waive the defaults mentioned above and amend the financial covenants for future reporting periods. The terms of the permanent amendment and waiver include:

•	delivery of July 31, 2004 fiscal year end financial statements on or prior to the effective date of the amendment;

•	a 50 basis point increase to the applicable rate, as defined, with respect to borrowings under the credit agreement;

•	a change in the definition of consolidated cash interest expense to exclude non-cash gains or losses arising from marking interest rate swap agreements to market;

•	the addition of a senior covenant leverage ratio, as defined, which ranges from a ratio of 3.75 to 1.00 to a ratio of 5.75 to 1.00 over the next twelve months;

•	amendment of the interest expense coverage ratio (ranging from a ratio of 1.50 to 1.00 to a ratio of 2.10 to 1.00 over the next twelve months) and suspends the maximum total leverage ratio until March 2006;

•	elimination of limitation on revolving credit exposures;

•	and the following limitations, restrictions and additional reporting requirements during the amendment period which ends on the second business day following the date on which the Company delivers to the Administrative Agent financial statements for the fiscal quarter ending March 31, 2006:

°	prohibit incremental extensions of credit, as defined;

°	additional limitations on indebtedness;

°	limitations on acquisitions and investments;

°	additional limitations on restricted payments;

°	suspension of payments for management fees;

°	continuation of the anti-cash hoarding provision;

°	monthly financial reporting requirements, and;

°	a Company election to early terminate the amendment period.

None of the above terms are expected to impact the Company’s ability to meet the financial targets set forth in the bank amendment.

As of December 26, 2004, the Company was in compliance with the amended and added covenants as listed above.

Based on current estimates, we believe that the Company will meet the financial targets set forth in the bank amendment and, as such, will maintain compliance with debt covenant requirements for at least the next 12 months.

The Company had also notified the trustee under the indenture governing its 8 1/4% senior subordinated notes due 2013 of the Company’s failure to comply with the covenant requiring it to furnish to the note holders on a timely basis, its annual report and audited financial statements for the fiscal year ended July 31, 2004. Delivery of this notice did not create an event of default under the indenture or acceleration of the notes. The Company did not receive a notice of default from the trustee and subsequently cured the default through the issuance of its annual report and audited financial statements with the trustee on November 24, 2004.

In May 2001, the Predecessor entered into a $245 million Credit Agreement (“Senior Secured Credit Facilities”) with Bankers Trust Co., which provided for a term loan of $190 million and a revolving credit facility of $55 million. The term was to have matured in 2008 and the revolving credit facility would have expired in 2006. The Predecessor’s senior secured credit facility was paid in full and terminated at the closing of the Pinnacle Merger described in Note 1.

Inflation

Inflation has not had a significant effect on us. We have been successful in mitigating the effects of inflation with aggressive cost reduction and productivity programs. Although we have no such expectation, severe increases in inflation, however, could affect the North American economies and could have an adverse impact on our business, financial condition and results of operations.

Contractual Commitments

The table below provides information on our contractual commitments as of December 26, 2004.

		Less Than			After
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$936,275	$5,450	$10,900	$10,900	$909,025
Operating lease obligations	29,128	5,227	9,533	9,497	4,871
Capital lease obligations	384	143	241	—	—
Purchase obligations (2)	359,921	277,617	82,304	—	—
Other long-term obligations (3)	4,000	4,000	—	—	—

	$1,329,708	$292,437	$102,978	$20,397	$913,896

(1)	Long-term debt at face value includes schedule principal repayments and excludes interest payments.

(2)	The amounts indicated in this line primarily reflect future contractual payments under various take-or- pay arrangements entered into as part of the normal course of business. The amounts do not include obligations related to other contractual purchase obligations that are not take-or-pay arrangements. Such contractual purchase obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. Purchase obligations also include trade and consumer promotion and advertising commitments. We do not believe such purchase obligations will adversely affect our liquidity positions.

(3)	Other long-term obligations relate to the Omaha resturturing plan and severance costs related to the Aurora transaction.

Critical accounting policies and estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of judgment, estimates and assumptions. We make such subjective determinations after careful consideration of our historical performance, management’s experience, current economic trends and events and information from outside sources. Inherent in this process is the possibility that actual results could differ from these estimates and assumptions for any particular period.

Our significant accounting policies are detailed in Note 2 to the consolidated financial statements for the transition year ended December 26, 2004. The following areas are the most important and require the most difficult, subjective judgments.

Revenue recognition. Revenue consists of sales of our frozen food and dry food products. We recognize revenue from product sales upon shipment to our customers, at which point title and risk of loss are transferred and the selling price is fixed or determinable. Shipment completes the revenue-earning process, as an arrangement exists, delivery has occurred, the price is fixed and collectibility is reasonably assured. We estimate and deduct from revenues discounts and product return allowance is recorded as a reduction of sales in the same period that the revenue is recognized.

Trade and consumer promotional expenses. We offer various sales incentive programs to retailers and consumers. We record consumer incentive and trade promotion costs as a reduction of revenues in the year in which we offer these programs. The recognition of expense for these programs involves the exercise of judgment related to performance and redemption estimates that we base on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from estimates. We also record slotting fees, which refers to payments to retailers to obtain shelf placement for new and existing product introductions. We reduce revenues for the amount of slotting estimated to each customer in full at the time of the first shipment of the new product to that customer.

Inventories. We state inventories at the lower of average cost or market. In determining market value, we provide allowances to adjust the carrying value of its inventory to the lower of cost or net realizable value, including any costs to sell or dispose. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value. These adjustments are estimates, which could vary significantly from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations.

Long-lived and intangible assets. We assess changes in economic conditions and strategic priorities and make assumptions regarding estimated future cash flows in evaluating the value of our fixed assets, goodwill and other non-current assets. As these assumptions and estimates may change over time, it may be necessary for us to record impairment charges.

Pensions and retiree medical benefits. We provide pension and post-retirement benefits to employees and retirees. Determining the costs associated with such benefits depends on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, turnover rates and health care trend rates. Independent actuaries, in accordance with generally accepted accounting principles, perform the required calculations to determine expense. We generally accumulate actual results that differ from the actuarial assumptions and amortize such results over future periods.

Insurance reserves. We are self-insured and retain liabilities under our worker’s compensation insurance policy. An independent, third-party actuary estimates the outstanding retained-insurance liabilities by projecting incurred losses to their ultimate liability and subtracting amounts paid-to-date to obtain the remaining liabilities. We base actuarial estimates of ultimate liability on actual incurred losses, estimates of incurred but not yet reported losses – based on historical information from both us and the industry — and the projected costs to resolve these losses. Retained-insurance liabilities may differ based on new events or circumstances that might materially impact the ultimate cost to settle these losses.

Income taxes. We record income taxes based on the amounts that are refundable or payable in the current year, and we include results of any difference between generally accepted accounting principles and U.S. tax reporting that we record as deferred tax assets or liabilities. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances.

Stock options. We have elected to use Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” requires us to make pro forma disclosure of net earnings and earnings per share as if we had applied the fair value method of accounting for stock options in measuring compensation cost. Sale of Crunch Holding Corp. (“CHC”), the successor’s sole shareholder, and the Predecessor stock was restricted. Except under certain circumstances, the CHC and the Predecessor had the option to purchase at fair value all or any portion of the shares of common stock acquired by exercise of options held by employees in the event of termination or a change in control. At the time an event occurs that allowed CHC or the Predecessor to exercise its option, they would record compensation expense for the difference between the aggregate fair value of the shares of common stock and the aggregate exercise price of the stock options. The Pinnacle Merger was an event that allowed the Predecessor to exercise that option. At the time of the Pinnacle Merger, all Predecessor options vested were purchased by the Predecessor at the closing date and compensation expense of $4.9 million was recorded immediately prior to the Pinnacle Merger. For the options issued by CHC, no compensation expense related to the options is reflected in net earnings as all options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant.

New accounting pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. The Company will be required to apply the provisions of FIN 46R for periods ended after December 15, 2004. The Company is currently assessing what impact, if any, adoption of this interpretation would have on its financial statements.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs and a federal subsidy to sponsors of certain retiree medical plans. The Company sponsors medical programs for certain of its U.S. retirees and expects that this legislation may eventually reduce the costs for some of these programs. However, due to the relatively small number of participants, the Company does not expect the impact of this legislation to have a material impact on its consolidated financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This Statement revises employers’ disclosures about pension plans and other postretirement benefits. However, it does not change the measurement or recognition of those plans, as previously required by SFAS No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. In addition to the disclosure requirements contained in SFAS No. 132, the revised statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. See Note 10, “Pension Plans and Retirement Benefits,” for these additional disclosures.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2005 and will become effective for the Company beginning in 2006. Alternative transition methods are allowed under Statement No. 123R. While the Company has not yet determined the transition method to use, adequate disclosure of all comparative periods covered by the financial statements will comply with the requirements of FASB 123R.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will become effective for the Company beginning in 2006. The Company is assessing what impact, if any, adoption of this statement would have on its financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is assessing what impact, if any, adoption of this statement would have on its financial statements.

Off Balance Sheet Arrangements

As of December 26, 2004, we did not have any off balance sheet obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments

We may utilize derivative financial instruments to enhance our ability to manage risks, including interest rate and foreign currency, which exist as part of ongoing business operations. We do not enter into contracts for speculative purposes, nor are we a party to any leveraged derivative instrument. We monitor the use of derivative financial instruments through regular communication with senior management and the utilization of written guidelines.

We rely primarily on bank borrowings to meet our funding requirements. We utilize interest rate swap agreements or other derivative instruments to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. We will recognize the amounts that we pay or receive on hedges related to debt as an adjustment to interest expense.

The Company has entered into four interest rate swap agreements with a counterparty to effectively change the floating rate payments on its senior secured credit facilities into fixed rate payments. The first swap agreement became effective April 26, 2004, terminated on December 31, 2004 and had a notional amount of $545.0 million; the second swap agreement commenced January 4, 2005, terminates on January 3, 2006 and has a notional amount of $450.0 million; the third swap agreement commences January 3, 2006, terminates on January 2, 2007 and has a notional amount of $100.0 million, and the fourth swap agreement commences on January 3, 2006, terminates on January 2, 2007 and has a notional amount of $250.0 million. Interest payments determined under each swap agreement are based on these notional amounts, which match or are expected to match the Company’s outstanding borrowings under the senior secured credit facilities during the periods that each interest rate swap is outstanding. Floating interest rate payments to be received under each swap are based on U.S. Dollar LIBOR, which is the same basis for determining the floating rate payments on the senior secured credit facilities. The fixed interest rate payments that the Company will pay under the swap agreements are determined using the following approximate fixed interest rates: 1.39% for the swap terminating December 31, 2004; 2.25% for the swap terminating January 1, 2006; and 3.75% for two swaps terminating January 2, 2007.

These swaps were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of December 26, 2004 and July 31, 2004, the fair value of the interest rate swaps was a gain of $3.7 million and $3.5 million, respectively. Of the amount at December 26, 2004, $0.2 million is recorded in Other current assets and $3.5 million is recorded in Other assets, net in the Consolidated Balance Sheet. At July 31, 2004, $0.2 million was recorded in Other current assets and $3.3 million was recorded in Other assets, net in the Consolidated Balance Sheet. The increase in the fair value of $0.3 million was recognized in interest expense, net in the Consolidated Statement of Operations for the 21 weeks ended December 26, 2004.

In August and September 2004, the Company entered into natural gas swap transactions with a counterparty to lower the Company’s exposure to the price of natural gas. The agreements became effective beginning on August 1, 2004, terminate between February 2005 and December 2005, and have various notional quantities of MMBTU’s per month. The Company will pay a fixed price per MMBTU, which range from $4.695 to $6.93 per MMBTU, depending on the month, with settlements monthly. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

For the 21 weeks ended December 26, 2004, the Company realized a gain of $0.2 million, which is recorded as a reduction to cost of products sold. Additionally, as of December 26, 2004, the fair value of the remaining natural gas swaps was a gain of $0.1 million, which is recorded in Other current assets. The related offset is recorded as a gain of $0.1 million and was recognized as a reduction to cost of products sold.

As required by the senior secured credit facilities in effect prior to the Merger, in September 2001, we entered into a zero cost collar for a one-year period for the purpose of reducing our exposure to variable interest rates. This collar required the counterparty to make payments to us when the 30-day LIBOR interest rate exceeded 7% and required us to make payments to the counterparty when the 30-day LIBOR interest rate fell below 3.13%. Our payments increase interest expense and the payments received reduce interest expense. In September 2002, we entered into a new zero cost collar for a one-year period. The new zero cost collar requires the counterparty to make payments to us when the 30-day LIBOR interest rate exceeds 5% and requires us to make payments to the counterparty when the 30 day LIBOR interest rate falls below 1.5%. Additionally, because these agreements are not designated as hedges pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” we recorded a credit to interest expense of $0.1 million in the first quarter of fiscal 2004 and additional interest expense of $0.1 million in fiscal 2003. The collar was terminated in September 2003.

We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. The contract value of the outstanding standby letter of credit as of December 26, 2004 was $11.6 million, which approximates fair value. As of December 26, 2004, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $4.2 million, which approximates fair value.

We may also utilize foreign currency exchange contracts, including swap and forward contracts, to hedge existing foreign currency exposures. We recognize foreign exchange gains and losses on derivative financial instruments, and we offset foreign exchange gains and losses on the underlying exposures. At December 26, 2004 and July 31, 2004, we had no outstanding foreign exchange contracts in place.

We are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A” rated by Moody’s and Standard & Poor’s. Accordingly, we do not anticipate non-performance by the counterparties.

Raw materials, ingredients, packaging and production costs

We purchase agricultural products, meat, poultry, other raw materials and packaging supplies from growers, commodity processors, other food companies and packaging manufacturers using a combination of purchase orders and various short- and long-term supply arrangements.

In August and September 2004, the Company entered into natural gas swap transactions with a counterparty to lower the Company’s exposure to the price of natural gas. The agreements became effective beginning on August 1, 2004, terminate between February 2005 and December 2005, and have various notional quantities of MMBTU’s per month. The Company will pay a fixed price per MMBTU, which range from $4.695 to $6.93 per MMBTU, depending on the month, with settlements monthly. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

For the 21 weeks ended December 26, 2004, the Company realized a gain of $0.2 million, which is recorded as a reduction to cost of products sold. Additionally, as of December 26, 2004, the fair value of the remaining natural gas swaps was a gain of $0.1 million, which is recorded in Other current assets. The related offset is recorded as a gain of $0.1 million and was recognized as a reduction to cost of products sold.

While all of our materials are available from numerous independent suppliers, raw materials are subject to fluctuations in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi. Although we enter into advance commodities purchase agreements from time to time, increases in raw material costs could have a material adverse effect on our business, financial condition or results of operations. We do not engage in speculative transactions nor hold or issue financial instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements begin on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Pinnacle Foods Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholder’s equity present fairly, in all material respects, the financial position of Pinnacle Foods Group Inc. and its subsidiaries (the “Company”) at December 26, 2004 and July 31, 2004, and the results of their operations and their cash flows for the period from August 1, 2004 to December 26, 2004 and for the period from November 25, 2003 to July 31, 2004 (“Successor” as defined in Note 1) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, during the transition period ended December 26, 2004, the Company changed the period in which it performs its annual goodwill and indefinite-lived intangibles impairment test from July 31st to the last Sunday in December.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 28, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Pinnacle Foods Group Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and shareholder’s equity present fairly, in all material respects, the financial position of Pinnacle Foods Group Inc. and its subsidiaries (the “Company”) at July 31, 2003 and the results of their operations and their cash flows for the period from August 1, 2003 to November 24, 2003 and each of the years in the two-year period ended July 31, 2003 (“Predecessor” as defined in Note 1) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 24, 2004

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor		Predecessor
	21 weeks	36 weeks	16 weeks	Fiscal year
	ended	ended	ended	ended
	December 26,	July 31,	November 24,	July 31,
	2004	2004	2003	2003	2002
Net sales	$511,190	$574,352	$181,379	$574,482	$574,456

Costs and expenses
Cost of products sold	420,080	502,967	134,233	447,527	452,145
Marketing and selling expenses	53,588	57,910	24,335	57,915	51,458
Administrative expenses	15,216	32,258	9,454	32,878	32,346
Research and development expenses	1,459	2,436	814	3,040	3,552
Goodwill impairment charge	4,308	1,835	—	1,550	—
Other expense (income), net	5,680	38,096	7,956	6,492	5,137

Total costs and expenses	500,331	635,502	176,792	549,402	544,638

Earnings (loss) before interest and taxes	10,859	(61,150)	4,587	25,080	29,818
Interest expense	26,260	26,240	9,310	11,592	14,513
Interest income	120	320	143	476	807

(Loss) earnings before income taxes	(15,281)	(87,070)	(4,580)	13,964	16,112
Provision (benefit) for income taxes	9,425	(3,157)	(1,506)	5,516	4,190

Net (loss) earnings	$(24,706)	$(83,913)	$(3,074)	$8,448	$11,922

See accompanying Notes to Consolidated Financial Statement

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Successor		Predecessor
	December 26,	July 31,	July 31,
	2004	2004	2003
Current assets:
Cash and cash equivalents	$2,235	$37,781	$72,128
Accounts receivable, net	74,365	66,437	33,324
Inventories, net	205,510	182,338	82,591
Other current assets	3,991	6,671	6,790
Deferred income taxes	22	26	7,243

Total current assets	286,123	293,253	202,076

Plant assets, net	223,740	233,124	149,639
Tradenames	780,544	780,556	88,000
Other assets, net	57,670	56,636	8,424
Goodwill	416,863	421,041	17,982

Total assets	$1,764,940	$1,784,610	$466,121

Current liabilities:
Current portion of long-term obligations	$5,574	$5,380	$15,000
Current portion of long-term obligations — related party	—	80	—
Accounts payable	87,921	85,519	30,908
Accrued trade marketing expense	46,014	42,728	19,567
Accrued liabilities	77,735	85,236	25,345
Accrued income taxes	1,477	1,576	501

Total current liabilities	218,721	220,519	91,321

Long-term debt	937,506	930,968	160,000
Long-term debt — related party	—	7,900	—
Postretirement benefits	2,940	4,202	33,121
Deferred income taxes	212,406	203,006	3,192

Total liabilities	1,371,573	1,366,595	287,634

Commitments and contingencies	—	—	—

Shareholder’s equity:
Pinnacle Common stock: Successor par value $.01 per share, 100 shares authorized, issued 100; Predecessor — par value $.01 per share, 400,000 shared authorized, issued 162,604	—	—	1,626
Additional paid-in-capital	519,433	519,433	164,322
Accumulated other comprehensive income (loss)	48	(10)	147
Carryover of Predecessor basis of net assets	(17,495)	(17,495)	—
Accumulated deficit	(108,619)	(83,913)	12,392

Total shareholder’s equity	393,367	418,015	178,487

Total liabilities and shareholder’s equity	$1,764,940	$1,784,610	$466,121

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	21 weeks	36 weeks	16 weeks	Fiscal year
	ended	ended	ended	ended
	December 26,	July 31,	November 24,	July 31,
	2004	2004	2003	2003	2002
Cash flows from operating activities
Net (loss) earnings from operations	$(24,706)	$(83,913)	$(3,074)	$8,448	$11,922
Non-cash charges (credits) to net earnings
Depreciation and amortization	17,068	24,570	6,136	22,948	21,231
Restructuring and impairment charge	6,969	16,312	1,262	4,941	—
Amortization of debt acquisition costs	1,995	2,652	6,907	1,630	1,630
Amortization of bond premium	(201)	(323)	—	—	—
Change in value of financial instruments	(360)	(3,492)	—	—	—
Equity related compensation charge	—	18,400	4,935	—	—
Postretirement healthcare benefits	(1,262)	(593)	(527)	(1,324)	3,955
Pension expense	310	820	342	1,323	901
Deferred income taxes	9,398	(2,942)	(986)	5,762	3,010
Changes in working capital
Accounts receivable	(7,734)	29,059	(9,297)	(812)	(2,738)
Inventories	(23,010)	20,483	(25,288)	(2,217)	8,236
Accrued trade marketing expense	3,188	468	(4,815)	(1,706)	(1,244)
Accounts payable	18,682	24,378	1,279	(4,685)	11,940
Other current assets and liabilities	(2,825)	(14,809)	(313)	(1,357)	5,652

Net cash (used in) provided by operating activities	(2,488)	31,070	(23,439)	32,951	64,495

Cash flows from investing activities
Payments for business acquisitions	—	—	—	(56)	(7,360)
Capital expenditures	(8,073)	(9,826)	(1,511)	(8,787)	(19,452)
Pinnacle merger consideration	(130)	(361,062)	—	—	—
Pinnacle merger costs	—	(7,154)	—	—	—
Aurora merger consideration	—	(663,759)	—	—	—
Aurora merger costs	(2,333)	(16,980)	—	—	—
Sale of plant assets	—	—	—	48	—
Acquisition of license	(1,919)	—	—	—	—

Net cash (used in) provided by investing activities	(12,455)	(1,058,781)	(1,511)	(8,795)	(26,812)

Cash flows from financing activities
Change in bank overdrafts	(16,413)	11,603	(262)	(2,419)	7,799
Repayment of capital lease obligations	(41)	(4)	—	(9)	(75)
Issuance of common stock	—	—	—	412	2,161
Equity contribution to Successor	—	275,088	—	—	—
Successor’s debt acquisition costs	(2,822)	(37,766)	—	—	—
Proceeds from Successor’s bond offerings	—	400,976	—	—	—
Proceeds from Successor’s bank term loans	—	545,000	—	—	—
Proceeds from Successor’s notes payable borrowing	30,000	21,500	—	—	—
Repayments of Successor’s notes payable	(30,000)	(21,500)	—	—	—
Repayments of Predecessor’s long term obligations	—	(175,000)	—	(15,000)	—
Repayments of Successor’s long term obligations	(1,363)	(1,363)	—	—	—

Net cash (used in) provided by financing activities	(20,639)	1,018,534	(262)	(17,016)	9,885

Effect of exchange rate changes on cash	36	—	42	17	(19)

Net change in cash and cash equivalents	(35,546)	(9,177)	(25,170)	7,157	47,549
Cash and cash equivalents — beginning of period	37,781	46,958	72,128	64,971	17,422

Cash and cash equivalents — end of period	$2,235	$37,781	$46,958	$72,128	$64,971

Supplemental disclosures of cash flow information:
Interest paid	$23,547	$28,776	$2,517	$10,001	$12,672
Interest received	120	320	143	476	807
Income taxes refunded (paid)	627	37	3,308	269	(8,022)
Non-cash investing activity:
Capital leases	(357)
Aurora merger consideration	—	(225,120)	—	—	—
Aurora merger costs	—	(4,628)	—	—	—
Non -cash financing activity
Aurora merger equity contribution	—	225,120	—	—	—

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(in thousands)

					Carryover of	Accumulated
			Additional	Retained	Predecessor	Other	Total
	Common Stock		Paid In	Earnings	basis of	Comprehensive	Shareholders’
	Shares	Amount	Capital	(Deficit)	net assets	Income (loss)	Equity
Predecessor
Balance at July 31, 2001	160,000	$1,600	$161,325	$(7,978)		$—	$154,947

Comprehensive income:
Net earnings				11,922			11,922
Foreign currency translation						(32)	(32)

Total comprehensive income							11,890

Warrants issued in business acquisition (1)			450				450
Stock issued, principally under the 2001 Stock Purchase Plan, net of expenses	2,187	22	2,139				2,161

Balance at July 31, 2002	162,187	$1,622	$163,914	$3,944		$(32)	$169,448

Comprehensive income:
Net earnings				8,448			8,448
Foreign currency translation						179	179

Total comprehensive income							8,627

Stock issued, principally under the 2001 Stock Purchase Plan, net of expenses	417	4	408				412

Balance at July 31, 2003	162,604	$1,626	$164,322	$12,392		$147	$178,487

Stock Compensation			4,935				4,935
Comprehensive income:
Net loss				(3,074)			(3,074)
Foreign currency translation						78	78

Total comprehensive loss							(2,996)

Balance at November 24, 2003	162,604	$1,626	$169,257	$9,318	$—	$225	$180,426

Successor

Balance at November 25, 2003	100	$—	$180,637	$—	$(17,495)	$—	$163,142

Equity contributions:
Cash			95,276				95,276
Noncash			225,120				225,120
Equity related compensation			18,400				18,400
Comprehensive income:
Net loss				(83,913)			(83,913)
Foreign currency translation						(10)	(10)

Total comprehensive loss							(83,923)

Balance at July 31, 2004	100	$—	$519,433	$(83,913)	$(17,495)	$(10)	$418,015

Comprehensive income:
Net loss				(24,706)			(24,706)
Foreign currency translation						58	58

Total comprehensive loss							(24,648)

Balance at December 26, 2004	100	$—	$519,433	$(108,619)	$(17,495)	$48	$393,367

(1)	Warrants were issued December 12, 2001.

     See accompanying Notes to Consolidated Financial Statements.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

1. Summary of Business Activities

Business Overview

As described in detail below, Pinnacle Foods Holding Corporation (“PFHC”), a leading producer, marketer and distributor of high quality, branded food products, and certain newly-formed investor companies consummated a merger (the “Pinnacle Merger” or “Merger”) effective November 24, 2003. The ultimate parent of these investor companies is Crunch Equity Holding, LLC (“LLC”). Each share of PFHC’s issued and outstanding stock immediately prior to the closing of the Pinnacle Merger was converted into the right to receive the per share merger consideration in cash. Therefore, PFHC was effectively acquired by LLC on November 25, 2003.

On November 25, 2003, LLC entered into a definitive agreement with Aurora Foods Inc. (“Aurora”) that provided for a comprehensive restructuring transaction in which PFHC was merged with and into Aurora, with Aurora surviving this merger. The combination of Aurora and PFHC is treated as a purchase, with LLC as the accounting acquirer, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” This restructuring transaction and the related merger was completed on March 19, 2004 and the surviving company was renamed Pinnacle Foods Group Inc. (hereafter referred to as the “Company” or “PFGI”).

For purposes of identification and description, the Company is referred to as the “Predecessor” for the period prior to the Pinnacle Merger occurring on November 24, 2003, and the “Successor” for the period subsequent to the Pinnacle Merger.

In December 2004, the Company’s board of directors approved a change in PFGI’s fiscal year end from July 31 to the last Sunday in December. Accordingly, the Company is presenting audited financial statements for the 21 weeks ended December 26, 2004, the transition period. For comparative purposes, unaudited condensed results of operations data for the comparable period of the prior year is presented in Note 4, Change in Fiscal Year End.

The Company is a leading producer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in two operating segments: (i) frozen foods and (ii) dry foods. The Company’s frozen foods segment consists primarily of Swanson frozen foods products, Van de Kamp’s and Mrs. Paul’s frozen seafood, Aunt Jemima frozen breakfasts, Lender’s bagels and other frozen foods under the Celeste and Chef’s Choice name, as well as food service and private label products. The Company’s dry foods segment consists primarily of Vlasic pickles, peppers and relish products, Duncan Hines baking mixes and frostings, Mrs. Butterworth’s and Log Cabin syrups and pancake mixes, and Open Pit barbecue sauce as well as food service and private label products.

Pinnacle Merger and Change of Control

On August 8, 2003, Pinnacle Foods Holding Corporation (“PFHC,” or “Pinnacle”), Crunch Holding Corp. (“CHC”) and Crunch Acquisition Corp. (“CAC”) entered into an agreement and plan of merger. CHC is a newly formed Delaware corporation and a wholly-owned subsidiary of LLC, and CAC is a newly formed Delaware corporation and a wholly-owned subsidiary of CHC. J.P. Morgan Partners, LLC (“JPMP”), J.W. Childs Associates, L.P. (or its affiliates, as appropriate, “JWC”) and CDM Investor Group LLC (together with JPMP and JWC, the “Sponsors”), together with certain of their affiliates, as of the closing of this Pinnacle Merger, own 100% of the outstanding voting units of LLC on a fully diluted basis. Prior to the Pinnacle Merger, JPMP owned approximately 9.2% of PFHC’s common stock. The closing of the Pinnacle Merger occurred on November 25, 2003.

Each share of PFHC’s issued and outstanding stock immediately prior to closing was converted into the right to receive the per share Merger consideration (approximately $2.14 per share) in cash. The aggregate purchase price was approximately $485 million, including the repayment of outstanding debt under the Predecessor’s Senior Secured Credit Facilities. The estimated working capital adjustment at the time of the closing was approximately $10 million. The aggregate purchase price was subject to a final working capital settlement and other adjustments as of the closing date. During the first quarter of 2005, the working capital adjustment was settled at $8.4 million and resulted in a reduction of purchase price and goodwill of approximately $1.6 million.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes accounting and reporting for business combinations. SFAS No. 141 requires all business combinations be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. The Successor has accounted for the Pinnacle Merger in accordance with these standards. The Merger of PFHC with CAC is being treated as a purchase with LLC (whose sole asset is its indirect investment in the common stock of PFHC) as the accounting acquiror in accordance with SFAS No. 141, and is accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions.”

Following the guidance in EITF Issue No. 88-16, the net assets associated with the 9.2% of the outstanding PFHC common stock owned by JPMP and certain members of CDM Investor Group LLC before the Pinnacle Merger were carried over at the Predecessor basis and the net assets related to the 90.8% of the outstanding PFHC common stock before the Merger not owned by JPMP and certain members of CDM Investor Group LLC have been recorded at fair value. The excess of the purchase price over Predecessor basis of net assets of the PFHC common stock owned by JPMP and certain members of CDM Investor Group LLC prior to the Pinnacle Merger was $17,495 and is recorded as carry-over basis in shareholder’s equity.

The total cost of the Pinnacle Merger, which is subject to the post-closing adjustment as discussed below, consists of:

Stated purchase price	$485,000
Estimated working capital adjustments	10,009
Acquisition costs	7,154

Total cost of acquisition	$502,163

Of the total consideration paid to the Predecessor’s shareholders outlined above, $10 million was deposited into an escrow account pending finalization of the working capital adjustment and $17 million was deposited into a second escrow account pending finalization of indemnification adjustments.

The $10 million working capital adjustment was preliminary. In April 2004, a partial distribution of approximately $7 million was disbursed from the working capital escrow account. During the first quarter of 2005, the working capital adjustment was settled at $8.4 million. This will result in a reduction of purchase price and goodwill of approximately $1.6 million.

Indemnification adjustments, if any, relate to the Predecessor’s indemnifications of CHC, which are stipulated in the merger agreement and include, but are not limited to, breaches of representations or warranties, certain tax matters, and certain environmental items. During the first quarter of 2005, with no further claims pending, the indemnification escrow was distributed to the sellers.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

The following table summarizes the allocation of the total cost of the Pinnacle acquisition to the assets acquired and liabilities assumed:

Assets recorded:
Plant assets	$147,490
Inventories	134,730
Accounts receivable	42,739
Cash	4,772
Other current assets	4,436
Goodwill	144,111
Tradenames	106,156
Other assets	177

Fair value of assets acquired	584,611
Liabilities assumed	77,283
Deferred income taxes	22,660
Carryover of Predecessor basis of net assets	(17,495)

Purchase price	$502,163

The total intangible assets amounted to $250,267, of which $106,156 was assigned to tradenames that are not subject to amortization. Goodwill, which is not subject to amortization, amounted to $144,111, of which $142,344 was allocated to the dry foods segment and $1,767 was allocated to the frozen foods segment. No new tax-deductible goodwill was created as a result of the Pinnacle Merger, but historical tax-deductible goodwill in the amount of $1,661 does exist.

In accordance with the requirements of purchase method accounting for acquisitions, inventories as of November 24, 2003 were valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) which in the case of finished products was $26,304 higher than the Predecessor’s historical manufacturing cost. The Successor’s cost of products sold for the 36 weeks ended July 31, 2004 includes a pre-tax charge of $26,304, as all of such finished product was sold during the period November 25, 2003 to July 31, 2004.

The Pinnacle Merger was financed through borrowings of a $120 million Term Loan and a $21.5 million Revolver drawing under the Successor’s Senior Secured Credit Facilities, $200 million of Senior Subordinated Notes issued November 2003 and $181 million equity contribution from the Sponsors.

As a result of the Pinnacle Merger, our initial capitalization at the Merger date consisted of:

Borrowings under new revolving credit facility	$21,500
Borrowings of new term loan	120,000
Issuance of new senior subordinated notes	200,000
Additional paid-in capital	180,637

Total capitalization	$522,137

Other Pinnacle Merger Related Matters

Immediately prior to closing, pursuant to their original terms, all of the Predecessor’s outstanding stock options vested and the Predecessor exercised its purchase option to purchase at fair value all of the shares of common stock to be acquired by exercise of options held by employees pursuant to the Stock Option Plan. As a result, compensation expense of approximately $4.9 million was recorded in the Consolidated Statement of Operations immediately before the Pinnacle Merger for the difference between the aggregate fair value of the shares of common stock and the aggregate exercise price of the stock options

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

From and after the consummation of the Pinnacle Merger, each outstanding warrant will thereafter entitle the holder thereof to receive, in consideration for the cancellation of such warrant, an amount in cash equal to the excess, if any, of the final per share Pinnacle Merger consideration over the exercise price of such warrant and no more. Because the warrant’s strike price is $3.00 per share and as the Pinnacle Merger consideration is approximately $2.14 per share (subject to adjustment as set forth above), no payment to warrant holders is expected; thus, no value was assigned to the warrants.

The closing of the transaction represented a change in control under the Predecessor’s employment agreements with certain executives. As a result, the Predecessor was required to pay $1.7 million pursuant to these agreements and recorded a charge for such amount in the Consolidated Statement of Operations immediately before the Pinnacle Merger. In addition, retention benefits to certain key employees of approximately $2.2 million were accrued as a compensation charge over the three-month retention period from the date of closing and paid in February 2004.

In connection with the formation of LLC, certain ownership units of LLC were issued to CDM Investor Group LLC, which is controlled by certain members of PFGI’s management. Certain of these units provide a profits interest consisting of an interest in distributions to the extent in excess of capital contributed by members of the LLC. The interests vest immediately. The fair value of the interests at the date of grant is $11 million and has been included in the Successor’s Consolidated Balance Sheet as an increase in Successor’s paid-in-capital and in the Consolidated Statement of Operations for the 36 weeks ended July 31, 2004 as an expense reflecting the charge for the fair value immediately after consummation of the Pinnacle Merger. Additional units were issued in connection with the Aurora transaction and are discussed in Note 3 to the Consolidated Financial Statements.

The Advisory and Oversight Agreement between the Predecessor and an affiliate of the majority selling shareowners, and the stockholders agreement between PFHC and Predecessor’s current shareholders, was terminated at closing. Also, at closing, all members of the board of directors of PFHC resigned. Subsequent to the Pinnacle Merger, directors of Crunch Acquisition Corp. became directors of the surviving corporation, Pinnacle Foods Holding Corporation.

2. Summary of Significant Accounting Policies

Consolidation. The consolidated financial statements include the accounts of Pinnacle Foods Group Inc. and its wholly-owned subsidiaries. The results of companies acquired during the year are included in the consolidated financial statements from the effective date. Intercompany transactions have been eliminated in consolidation.

Foreign Currency Translation. Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive income (loss) within shareholder’s equity. The Company translates the results of operations of its foreign subsidiaries at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in net earnings (loss).

Fiscal Year. As discussed in Note 1, in December 2004, the Company changed its fiscal year end from July 31 to the last Sunday in December.

Cash and Cash Equivalents. The Company considers investments in all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

Inventories. Substantially all inventories are valued at the lower of average cost or market. Cost is determined by the first-in first-out method. The nature of costs included in inventory are: ingredients, containers, packaging, other raw materials, direct manufacturing labor and fully absorbed manufacturing overheads. When necessary, the Company provides allowances to adjust the carrying value of its inventory to the lower of cost or net realizable value, including any costs to sell or dispose including consideration for obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Plant Assets. Plant assets are stated at historical cost, and depreciation is computed using the straight-line method over the lives of the assets. Buildings and machinery and equipment are depreciated over periods not exceeding 45 years and 15 years, respectively. The weighted average estimated remaining useful lives are approximately 10 years for buildings and 7 years for machinery and equipment. When assets are retired, sold, or otherwise disposed of, their gross carrying value and related accumulated depreciation are removed from the accounts and included in determining gain or loss on such disposals. Costs of assets acquired in a business combination are based on the estimated fair value at the date of acquisition.

Goodwill and Intangible Assets. Intangible assets consist principally of goodwill and tradenames. Intangible assets with definite lives are amortized over those lives. Goodwill and intangible assets with indefinite lives are not amortized, but are tested annually for impairment or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. During the transition year, the Company changed its method of accounting for goodwill and intangible assets by changing the time of year the annual impairment test is performed. Prior to the change in year end, the impairment test was performed as of July 31st (the last day of the Company’s old fiscal year). Upon the change in year end from July 31 to the last Sunday in December, management believes it is preferable to continue to test goodwill and impairments as of the last day of its new fiscal year, which will be the last Sunday in December. This change in accounting policy will not change the comparability of the Company’s financial statements from period to period and therefore no restatement of prior periods is necessary.

Valuation of Long-Lived Assets. The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” on August 1, 2002. The carrying value of long-lived assets held and used, other than goodwill, is evaluated at the reporting unit level when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved. Losses on long-lived assets held for sale, other than goodwill, are determined in a similar manner, except that fair market values are reduced for disposal costs.

Revenue Recognition. Revenue from product sales is recognized upon shipment to the customers as terms are FOB shipping point, at which point title and risk of loss is transferred and the selling price is fixed or determinable. This completes the revenue-earning process, specifically that an arrangement exists, delivery has occurred, the price is fixed and collectibility is reasonably assured. A provision for payment discounts, uncollectible accounts and product return allowances is recorded as a reduction of sales in the same period that the revenue is recognized.

Trade promotions, consisting primarily of customer pricing allowances, merchandising funds and consumer coupons, are offered through various programs to customers and consumers. Sales are recorded net of estimated trade promotion spending, which is recognized as incurred at the time of sale. Certain retailers require the payment of slotting fees in order to obtain space for the Company’s products on the retailer’s store shelves. The fees are recognized as reductions of revenue at the earlier of the date cash is paid or a liability to the retailer is created. These amounts are included in the determination of net sales. Accruals for expected payouts under these programs are included as accrued trade marketing expense line in the Consolidated Balance Sheet.

Marketing Expenses. Trade marketing expense is comprised of amounts paid to retailers for programs designed to promote our products. These costs include standard introductory allowances for new products. They also include the cost of in-store product displays, feature pricing in retailers’ advertisements and other temporary price reductions. These programs are offered to our customers both in fixed and variable (rate per case) amounts. The ultimate cost of these programs depends on retailer performance and is the subject of significant management estimates. The Company records as expense the estimated ultimate cost of the program in the period during which the program occurs. In accordance with EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer,” these trade marketing expenses are classified in the Consolidated Statement of Operations as a reduction of net sales. Also, in accordance with EITF No. 01-9, coupon redemption costs are also recognized as reductions of net sales when issued. Marketing expenses recorded as a reduction of net sales of the Successor were $219,534 and $219,452 in the 21 weeks ended December 26, 2004 and in the 36 weeks ended July 31, 2004, respectively. Marketing expenses of the Predecessor were $48,038 in the 16 weeks ended November 24, 2003, $174,833 in 2003 and $151,313 in 2002.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Advertising. Advertising costs include the cost of working media (advertising on television, radio or in print), the cost of producing advertising, and the cost of coupon insertion and distribution. Working media and coupon insertion and distribution costs are expensed in the period the advertising is run or the coupons are distributed. The cost of producing advertising is expensed as of the first date the advertisement takes place. Advertising included in the Successor’s marketing and selling expenses were $28,428 and $20,620 in the 21 weeks ended December 26, 2004 and in the 36 weeks ended July 31, 2004, respectively. Advertising included in the Predecessor’s marketing and selling expenses were $14,590 in the 16 weeks ended November 24, 2003, $25,402 in 2003 and $16,100 in 2002.

Shipping and Handling Costs. In accordance with the EITF No. 00-10 “Accounting for Shipping and Handling Revenues and Costs,” costs related to shipping and handling of products shipped to customers are classified as cost of products sold.

Stock Based Compensation. As permitted by SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company uses the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee stock-base compensation. No compensation expense for employee stock options is reflected in net earnings as all options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant. Net earnings, as reported, include compensation expense related to ownership units of LLC issued to CDM Investor Group LLC. See Notes 1 and 3.

The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for all periods presented.

	Successor	Successor	Predecessor
	21 weeks ended	36 weeks ended	16 weeks ended	Fiscal year
	December 31,	July 31,	November 24,	ended July 31,
	2004	2004	2003	2003	2002
Net earnings (loss), as reported	$(24,706)	$(83,913)	$(3,074)	$8,448	$11,922
Add: Stock-based compensation expense included in reported net income, net of tax	—	18,400	3,158	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	(504)	(19,031)	(734)	(268)	(275)

Pro forma net earnings (loss)	$(25,210)	$(84,544)	$(650)	$8,180	$11,647

Insurance reserves. The Company is self-insured under its worker’s compensation insurance policy. An independent, third-party actuary estimates the outstanding retained-insurance liabilities by projecting incurred losses to their ultimate liability and subtracting amounts paid-to-date to obtain the remaining liabilities. The Company bases actuarial estimates of ultimate liability on actual incurred losses, estimates of incurred but not yet reported losses and the projected costs to resolve these losses.

Income Taxes. Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Financial Instruments. The Company uses financial instruments, primarily swap contracts, to manage its exposure to movements in interest rates and commodity prices. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivatives.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications. Certain prior year amounts have been reclassified to conform to current year presentation.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. The Company will be required to apply the provisions of FIN 46R for periods ended after December 15, 2004. The Company is currently assessing what impact, if any, adoption of this interpretation would have on its financial statements.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs and a federal subsidy to sponsors of certain retiree medical plans. The Company sponsors medical programs for certain of its U.S. retirees and expects that this legislation may eventually reduce the costs for some of these programs. However, due to the relative small number of participants, the Company does not expect the impact of this legislation to have a material impact on its consolidated financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This Statement revises employers’ disclosures about pension plans and other postretirement benefits. However, it does not change the measurement or recognition of those plans, as previously required by SFAS No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. In addition to the disclosure requirements contained in SFAS No. 132, the revised statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. See Note 10, “Pension Plans and Retirement Benefits,” for these additional disclosures.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2005 and will become effective for the Company beginning in 2006. Alternative transition methods are allowed under Statement No. 123R. While the Company has not yet determined the transition method to use, adequate disclosure of all comparative periods covered by the financial statements will comply with the requirements of FASB 123R.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will become effective for the Company beginning in 2006. The Company is assessing what impact, if any, adoption of this statement would have on its financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is assessing what impact, if any, adoption of this statement would have on its financial statements.

3. Acquisitions

Aurora Transaction

On November 25, 2003, Aurora Foods Inc. (“Aurora”) entered into a definitive agreement with LLC, the indirect owner of PFHC. The definitive agreement provides for a comprehensive restructuring transaction in which PFHC was merged with and into Aurora, with Aurora surviving the Merger, following the filing and confirmation of a pre-negotiated bankruptcy reorganization case with respect to Aurora under Chapter 11 of the U.S. Bankruptcy Code. On December 8, 2003, Aurora filed its petition for reorganization with the Bankruptcy Court. On February 20, 2004, the First Amended Joint Reorganization Plan of Aurora Foods Inc. and Sea Coast Foods, Inc., as modified, dated February 17, 2004, was confirmed by order of the Bankruptcy Court. We collectively refer to the restructuring, the financing therefore and the other related transactions as the “Aurora Transaction.” This restructuring transaction was completed on March 19, 2004 and the surviving company was renamed Pinnacle Foods Group Inc. (hereafter referred to as the “Company” or “PFGI”).

Pursuant to the terms of the definitive agreement, (i) the senior secured lenders under Aurora’s existing credit facility were paid in full in cash in respect of principal and interest, and received $15 million in cash in respect of certain leverage and asset sales fees owing under that facility, (ii) the holders of Aurora’s 12% senior unsecured notes due 2005 were paid in full in cash in respect of principal and interest but will not receive $1.9 million of original issue discount, (iii) the holders of Aurora’s outstanding 8.75% and 9.875% senior subordinated notes due 2008 and 2007, respectively, received approximately 50% of the face value of the senior subordinated notes plus accrued interest in cash or, at the election of each bondholder, 52% of the face value of the senior subordinated notes plus accrued interest in equity interests in LLC (held indirectly through a bondholders trust), (iv) the existing common and preferred stockholders did not receive any distributions and their shares have been cancelled, (v) Aurora’s existing accounts receivable securitization facility was terminated in December 2003, (vi) all of Aurora’s trade creditors were paid in full and (vii) all other claims against Aurora were unimpaired, except for the rejection of Aurora’s St. Louis headquarters leases. The definitive agreement also provides that total acquisition consideration is subject to a post-closing adjustment based on Aurora’s adjusted net debt as of the closing date. At this point, we can not estimate when the post-closing adjustment will be finalized. Upon the settlement of the post-closing adjustment, the merger consideration will either increase or decrease with a corresponding increase or decrease to goodwill.

In connection with the Aurora Transaction, certain ownership units of LLC were issued to CDM Investor Group LLC, which is controlled by certain members of PFGI’s management. Certain of these units provide a profits interest consisting of an interest in distributions to the extent in excess of capital contributed by members of the LLC. The interests vest immediately. The fair value of the interests at the date of grant is $7.4 million and has been included in the Successor’s Consolidated Balance Sheet as an increase in Successor’s paid-in-capital and in the Consolidated Statement of Operations for the 36 weeks ended July 31, 2004 as an expense reflecting the charge for the fair value immediately after consummation of the Aurora Transaction. Additional units were issued in connection with the Pinnacle Merger and are discussed in Note 1 under the section entitled “Other Pinnacle Merger Related Matters.”

After the consummation of the Aurora Transaction, JPMP and JWC collectively own approximately 48% of LLC, the holders of Aurora’s senior subordinated notes own approximately 43% of LLC and CDM Investor Group, LLC owns approximately 9% of LLC, in each case subject to dilution by up to 16% in management equity incentives and in each case without giving effect to any net debt adjustment to the Aurora equity value.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Prior to its bankruptcy filing, the Company entered into an agreement with its prepetition lending group compromising the amount of certain fees (i.e., excess leverage fees) due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during the Company’s bankruptcy by filing an adversary proceeding and by objecting to confirmation. The bankruptcy court rejected the lender’s argument and confirmed the Company’s plan of reorganization. The lender then appealed from those orders of the bankruptcy court. The appeals are pending. It is too early to predict the outcome of the appeals. The Company assumed a liability of $20 million through the Aurora Transaction with respect to its total exposure relating to these fees.

The Aurora Transaction was financed through borrowings of a $425.0 million Term Loan drawn under the Company’s Senior Secured Credit Facilities, $201.0 million gross proceeds from the February 2004 issuance of the 8.25% Senior Subordinated Notes due 2013, existing cash on the Aurora balance sheet and cash equity contributions of $84.4 million and $10.9 million by the Sponsors and from the Aurora bondholders, respectively.

The total cost of the Aurora Transaction, subject to the post-closing adjustment discussed above, consists of:

Total paid to Aurora’s creditors	$709,327
Less: Amount paid with Aurora cash	(20,764)

Subtotal	688,563
Fair value of equity interests in LLC exchanged for Aurora senior subordinated notes	225,120
Transaction costs	21,608

Total cost of acquisition	$935,291

The following table summarizes the allocation of the total cost of acquisition to the assets acquired and liabilities assumed:

Assets recorded:
Plant assets	$107,528
Inventories	68,116
Accounts receivable	52,730
Cash	24,804
Other current assets	4,428
Goodwill	278,240
Recipes and formulas	20,600
Tradenames	675,700
Other assets	690

Fair value of assets acquired	1,232,836
Liabilities assumed	114,053
Deferred income taxes	183,492

Purchase price	$935,291

The total intangible assets amounted to $974,540, of which $20,600 was assigned to recipes and formulas, which are amortized over an estimated useful life of five years, and $675,700 was assigned to tradenames that are not subject to amortization. Goodwill, which is not subject to amortization, amounted to $278,240, of which $150,872 was allocated to the dry foods segment and $127,368 was allocated to the frozen foods segment. No new tax-deductible goodwill was created as a result of the Aurora Transaction, but historical tax-deductible goodwill in the amount of $386,386 does exist.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

In accordance with the requirements of purchase method accounting for acquisitions, inventories as of March 19, 2004 were valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) which in the case of finished products was $13,185 higher than the Aurora’s historical manufacturing cost. Cost of products sold in the 36 weeks ended July 31, 2004 includes a pre-tax charge of $13,185 representing the write-up of the inventory to fair value at March 19, 2004 of inventories, all of which were sold during the period March 19, 2004 to July 31, 2004.

Pro forma Information

The following unaudited pro forma statements of operation data present the information for the fiscal years 2004 and 2003 as if the Pinnacle Merger and Aurora Transaction had occurred as of August 1, 2002. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the changes in capital structure resulting from the financings discussed above, purchase accounting adjustments resulting in changes to depreciation and amortization expenses and the elimination of the amortization of the net postretirement benefit unrecognized actuarial gains, the reduction in rent expense resulting from an office closure, and to conform the accounting policies with respect to slotting expenses.

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the results of operations would have been had the Pinnacle Merger and Aurora Transaction occurred on the dates indicated above, nor does it purport to project the results of operations for any future period or as of any future date.

	Fiscal year ended July 31,
	2004	2003
Net sales	$1,230,402	$1,319,379
Earnings (loss) before interest and taxes	$(43,815)	$40,122
Net earnings (loss)	$(117,339)	$(50,303)

Pro forma depreciation and amortization expense included above was $41,602 and $43,802 for the fiscal years ended July 31, 2004 and 2003, respectively.

Included in earnings (loss) before interest and taxes in the pro forma information above are the following material charges (credits):

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

	Fiscal Year Ended July 31,
Pinnacle Historical Financial Statements	2004	2003
Flow through of fair value of inventories over manufactured cost as of November 25, 2003	$26,304	$—
Flow through of fair value of inventories over manufactured cost as of March 19, 2004	13,185	—
Write off of obsolete inventory	4,075	—
Aurora acquisitions costs	8,560	—
Pinnacle acquisition costs	8,963	—
Omaha restructuring and impairment charge	11,757	—
Equity related compensation	18,400	—
Impairment of intangibles and goodwill	6,063	4,941
Impairment of fixed assets	1,300
Unsuccessful Claussen acquisition	—	660
Contract termination	—	2,000
Gain on insurance settlement	—	(783)

Impact on earnings (loss) before interest and taxes	$98,607	$6,818

	Fiscal Year Ended July 31,
Aurora Historical Financial Statements	2004	2003
Write off of obsolete inventory	$1,855	$—
Impairment of goodwill and intangible assets (1)	238,812	67,091
Plant closure and asset-impairment charges	(363)	23,325
Administrative restructuring and retention costs	3,773	—
Financial restructuring and divestiture costs	16,289	—
Reorganization (primarily consists of debt forgiveness)	(187,971)	—
Miscellaneous non-cash charges	3,965

Impact on earnings (loss) before interest and taxes	$76,360	$90,416

King’s Hawaiian Business Acquisition

During the second fiscal quarter of fiscal 2002, Pinnacle completed the acquisition of King’s Hawaiian, a line of frozen entrees, including premium products such as Teriyaki Chicken and Sour Chicken rice bowls. The total cost of the acquisition of approximately $8,000 was funded from Pinnacle’s excess cash balance. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired, including intangible assets (primarily recipes) of $6,100, inventories of $300 and goodwill of $1,600.

4. Change in Fiscal Year End

As discussed in Note 1 – Summary of Business, the Company’s fiscal year end has changed from July 31 to the last Sunday in December. Accordingly, the Company is presenting audited financial statements for the 21 weeks ended December 26, 2004, the transition period, in this Form 10-K. The following table provides certain unaudited financial information for the same period of the prior year.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

	Successor		Predecessor
	21 weeks	5 weeks	16 weeks
	ended	ended	ended
	December 26,	December 28,	November 24,
	2004	2003	2003
		(Unaudited)
Net sales	$511,190	$49,658	$181,379

Costs and expenses
Cost of products sold	420,080	45,017	134,233
Marketing and selling expenses	53,588	6,499	24,335
Administrative expenses	15,216	2,879	9,454
Research and development expenses	1,459	234	814
Goodwill impairment charge	4,308	—	—
Other expense (income), net	5,680	11,870	7,956

Total costs and expenses	500,331	66,499	176,792

Earnings before interest and taxes	10,859	(16,841)	4,587
Interest expense	26,260	2,824	9,310
Interest income	120	2	143

Earnings before income taxes	(15,281)	(19,663)	(4,580)
Provision for income taxes	9,425	(3,364)	(1,506)

Net (loss) earnings	$(24,706)	$(16,299)	$(3,074)

5. Restructuring and Impairment Charges

Successor

Frozen Food Segment

On April 7, 2004, the Company made and announced its decision to permanently close its Omaha, Nebraska production facility, as part of the Company’s plan of consolidating and streamlining production activities after the Aurora merger. Production from the Omaha plant, which manufactures Swanson frozen entree retail products and frozen foodservice products and ceased in December 2004, has been relocated to the Company’s Fayetteville, Arkansas and Jackson, Tennessee production facilities. Activities related to the closure of the plant were completed in the first quarter of 2005 and resulted in the elimination of 411 positions. Employee termination activities commenced in September 2004 and will be completed by March 2005. The following table contains detailed information about the charges incurred to date related to the Omaha restructuring plan, recorded in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Original	Change in	Incurred		Estimated
	Estimated	Estimated	Through July	Current	Remaining
Description	Total Charges	Charges	31, 2004	Period	Charges
Asset impairment charges	$7,400	$2,649	$7,400	$2,649	$—
Employee severance	2,506	—	2,506	—	—
Other costs	4,984	123	1,851	1,227	2,029

Total	$14,890	$2,772	$11,757	$3,876	$2,029

The charges incurred have been included in other expense (income), net of the Consolidated Statement of Operations.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

The Company had planned to transfer equipment with a net book value of approximately $9,700 to other production locations, primarily in Fayetteville, Arkansas and Jackson, Tennessee. Due to the delay in closing the Omaha plant and the need to have production up and running in the Fayetteville plant, the Company was unable to transfer certain equipment with a net book value of $6,196 and instead incurred capital expenditures to purchase, build and modify the necessary equipment in Fayetteville. In addition to the impairment loss initially recorded in April 2004, the Company evaluated the remaining property, plant and equipment as well as existing offers to sell the plant and equipment, and recorded an additional impairment charge of $2,649 in December 2004.

Employees terminated as a result of this closure are eligible to receive severance pay and benefits totaling $2,506, of which $1,204 has been expended as of December 26, 2004. Other closing costs of approximately $5,107 relate to warehouse restoration obligations and other shutdown costs. As of December 26, 2004, $2,773 has been expended and $305 has been incurred and accrued.

The employee terminations resulted in a curtailment gain under the Company’s pension plan of $2,067 and postretirement benefit plan of approximately $1,142, as a portion of the unrecognized prior service credit will be immediately recognized when the employees terminate. In accordance with FAS 88, the curtailment gain attributable to the pension plan was offset by an unrecognized loss. The gain of $1,142 attributable to the postretirement benefit plan has been recognized as a component of cost of products sold in the Consolidated Statements of Operations during the 21 weeks ended December 26, 2004.

In connection with the plant closure, costs to dismantle, transfer and reassemble equipment and other plant shut down costs will be incurred and expect to result in expense as incurred in the Company’s Statements of Operations of approximately, $1,964 and $65 in the quarters ending March 27, 2005 and June 26, 2005, respectively. Also, the Company is making capital expenditures totaling approximately $6,400 through the second quarter of 2005 in connection with this plant consolidation project.

In October 2004, the Company decided that it will discontinue producing product under the Chef’s Choice trade name, which is reported under the Frozen Foods segment of the Company. The Company will sell the majority of the remaining inventory through March 2005. In accordance with the provisions of FAS 142, the Company prepared a discounted cash flow analysis as of July 31, 2004 which indicated that the book value of related to the Chef’s Choice business unit exceeded its estimated fair value and that a goodwill impairment had occurred. Accordingly, the Company has recorded a non-cash impairment charge during fiscal 2004 related to goodwill of $1,835.

As a result of the impairment charge related to the Chef Choice brand, the Company assessed whether there had been an impairment of the Company’s long-lived assets in accordance with FAS 144. The Company concluded that the book value of the assets related to the Chef’s Choice products were higher than their expected undiscounted future cash flows and that an impairment had occurred. Accordingly, the Company has recorded a non-cash charge in fiscal 2004 related to the write down to fair value of the fixed assets of $1,300 and a non-cash impairment charge of $1,666 related to amortizable intangibles (recipes).

In connection with the Company’s annual goodwill and indefinite lived impairment test conducted as of July 31, 2004 and in accordance with FAS 142, it was determined that due to lower than expected future sales, the carrying value of the trade name for the Avalon Bay product was impaired. The Company has recorded a non-cash impairment charge of $1,300 in fiscal 2004 related to the write down of the trade name value. Product sold under the Avalon Bay trade name are reported in the frozen foods segment.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

As discussed in Note 2, the Company changed its method of accounting for goodwill and intangible assets by changing the time of year the annual impairment test is performed from July 31st (the last day of our old fiscal year) to the last Sunday of December (the last day of our new fiscal year). The annual evaluation performed as of December 26, 2004 resulted in a $4,308 non-cash impairment charge related to the goodwill in the Company’s bagels reporting unit ($2,675) and dinners reporting unit ($1,633). This impairment charge adjusted the carrying value of the segments goodwill to its implied fair value. During the transition year, the Company experienced higher costs in its bagels and dinners business units and expects these higher costs to continue into the future. In addition, as a result of the impairment charges, the Company assessed whether there had been an impairment of the Company’s trade names in accordance with FAS 142. The Company concluded that the book value of the Lender’s trade name asset was higher than its fair value and that an impairment had occurred. Accordingly, the Company has recorded a non-cash charge in the transition year related to the write down to fair value of the trade name of $12, which is recorded in Other expense (income), net, on the Consolidated Statement of Operations.

Predecessor

During fiscal 2003, the Company recorded an impairment charge of $4,941 related to the intangible assets and goodwill of the King’s Hawaiian frozen entrée business. The charge is the result of cash flows not being sufficient to recover the previously recorded values of the intangible assets and was calculated in accordance with the policies described in Note 2. During fiscal 2004, changes in circumstances indicated that the carrying value of the intangible assets related to the King’s Hawaiian business may not be recoverable. After performing a cash flow analysis, it was determined that an additional impairment charge of $1,262 was to be recorded during the sixteen weeks ended November 24, 2003.

The following table summarizes impairment and restructuring charges. It also includes severance liabilities assumed or established in purchase accounting. These amounts are recorded in accrued liabilities.

			Assumed
			Liabilities /
	Balance at		Purchase	Noncash	Cash	Balance at
Description	August 1, 2002	Additions	Accounting	Reductions	Reductions	July 31, 2003
Goodwill impairment charges	$—	$1,550	$—	$(1,550)	$—	$—
Other asset impairment charges	—	3,391	—	(3,391)	—	—
Employee severance	—	—	—	—	—	—
Other costs	—	—	—	—	—	—

Total	$—	$4,941	$—	$(4,941)	$—	$—

			Assumed
			Liabilities /			Balance at
	Balance at		Purchase	Noncash	Cash	November 24,
Description	August 1, 2003	Additions	Accounting	Reductions	Reductions	2003
Other asset impairment charges	$—	$1,262	$—	$(1,262)	$—	$—
Employee severance	—	—	—	—	—	—
Other costs	—	—	—	—	—	—

Total	$—	$1,262	$—	$(1,262)	$—	$—

			Assumed
	Balance at		Liabilities /
	November 25,		Purchase	Noncash	Cash	Balance at
Description	2003	Additions	Accounting	Reductions	Reductions	July 31, 2004
Goodwill impairment charges	$—	$1,835	$—	$(1,835)	$—	$—
Other asset impairment charges	—	11,666	—	(11,666)	—	—
Employee severance	—	2,506	11,406	—	(6,085)	7,827
Other costs	—	1,851	—	—	(1,546)	305

Total	$—	$17,858	$11,406	$(13,501)	$(7,631)	$8,132

			Assumed
			Liabilities /			Balance at
	Balance at		Purchase	Noncash	Cash	December 26,
Description	August 1, 2004	Additions	Accounting	Reductions	Reductions	2004
Goodwill impairment charges	$—	$4,308	$—	$(4,308)	$—	$—
Other asset impairment charges	—	2,661	—	(2,661)	—	—
Employee severance	7,827	—	—	—	(4,132)	3,695
Other costs	305	1,227	—	—	(1,227)	305

Total	$8,132	$8,196	$—	$(6,969)	$(5,359)	$4,000

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

6. Other Expense (Income), net

	Successor	Successor	Predecessor
	21 weeks ended	36 weeks ended	16 weeks ended	Fiscal year
	December 31,	July 31,	November 24,	ended July 31,
	2004	2004	2003	2003	2002
Other expense (income),net consists of:
Restructuring and intangible asset impairment charges	$3,888	$16,023	$1,262	$3,391	$—
Merger related costs	—	20,620	6,661	547	—
Contract termination	—	—	—	2,000	—
Unsuccessful Claussen acquisition	—	—	—	660	4,626
Gain on insurance settlement	—	—	—	(783)	—
Amortization of intangibles/other assets	1,905	1,549	79	812	615
Royalty income and other	(113)	(96)	(46)	(135)	(104)

Total other expense (income), net	$5,680	$38,096	$7,956	$6,492	$5,137

Restructuring and intangible asset impairment charges. As described in Note 5, the Company incurred costs in connection with the planned shutdown of the Omaha, Nebraska facility, the discontinuation of the Chef’s Choice branded products, and other asset impairment charges.

Merger related costs. The Successor and/or the Predecessor incurred the following costs in connection with the Merger discussed in Note 1:

Successor

Equity related compensation. In connection with the formation of LLC and the Pinnacle Merger, certain ownership units of LLC were issued to CDM Investor Group LLC, which is controlled by certain members of PFGI’s management. Certain of these units provide a profits interest consisting of an interest in distributions to the extent in excess of capital contributed by members of the LLC. Additional units were issued in connection with the Aurora Transaction. The interests vest immediately. The estimated fair value of the interests issued in the Pinnacle and Aurora Transactions at the dates of their respective grants were $11,000 and $7,400, respectively, and each has been included in the Consolidated Balance Sheet as an increase in the Successor’s paid-in-capital and in the Consolidated Statement of Operations as an expense reflecting the charge for the fair value immediately after consummation of such transactions.

Retention benefits. In connection with the Pinnacle Merger, retention benefits paid in February 2004 to certain key employees of approximately $2,220 were recognized as expense during the 36 week period ended July 31, 2004.

Predecessor

Stock options. Immediately prior to closing, pursuant to their original terms, all of the Predecessor’s outstanding stock options vested and the Predecessor exercised its purchase option to purchase at fair value all of the shares of common stock to be acquired by exercise of options held by employees pursuant to the Stock Option Plan. As a result, compensation expense of approximately $4,935 million was recorded in the Consolidated Statement of Operations immediately before the Merger for the difference between the aggregate fair value of the shares of common stock and the aggregate exercise price of the stock options. Upon resolution of the working capital and indemnity escrows, the ultimate amount of Merger consideration may change and, accordingly, an adjustment of this compensation expense may be required.

Change in control. The closing of the transaction represents a change in control under the Predecessor’s employment agreements with certain executives. As a result, the Predecessor was required to pay $1,688 million pursuant to these agreements and recorded a charge for such amount in the Consolidated Statement of Operations immediately before the Merger.

Other miscellaneous Merger costs were incurred in fiscal 2003, totaling $547.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Contract termination. As described in Note 14, the Company used an aircraft owned by a company indirectly owned by the Chairman. During fiscal 2003, this agreement was terminated early at a one-time cost to the Company of $2,000.

Unsuccessful Claussen acquisition. On May 4, 2002, the Company entered into an agreement to acquire the Claussen brand and related manufacturing assets from Kraft Foods North America. This agreement was contingent upon obtaining regulatory approval and other normal closing conditions.

On October 22, 2002, the U.S. Federal Trade Commission authorized its staff to seek a preliminary injunction in federal district court to block the proposed acquisition on grounds that it would violate federal antitrust laws.

The purchase agreement included a provision that would require the Company to pay $2,000 to Kraft Foods North America upon termination of the agreement for certain reasons. Additionally, the Company had incurred approximately $2,626 in pre-acquisition transaction costs as of July 31, 2002. These costs ($2,626) and the agreement termination fee ($2,000) that total $4,626 were expensed and are included on the “Other expense (income), net” line of the Consolidated Statement of Operations for the fiscal year ended July 31, 2002. Subsequent to July 31, 2002, the Company incurred an additional $660 in pre-acquisition transaction costs. These were expensed in the fiscal year ended July 31, 2003.

Gain on insurance settlement. During fiscal 2003, the Company settled at a gain of $783 an insurance claim related to finished product inventories damaged in a public warehouse in fiscal 2002.

7. Balance Sheet Information

Accounts Receivable. Customer accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for cash discounts, returns and bad debts is our best estimate of the amount of uncollectible amounts in our existing accounts receivable. The Company determines the allowance based on historical discounts taken and write-off experience. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance when the Company concludes it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to our customers. Accounts receivable are as follows:

	Successor		Predecessor
	December 26,	July 31,	July 31,
	2004	2004	2003
Customers	$77,846	$71,916	$33,624
Allowances for cash discounts, bad debts and returns	(6,320)	(7,792)	(1,765)

	71,526	64,124	31,859
Other	2,839	2,313	1,465

Total	$74,365	$66,437	$33,324

Following are the changes in the allowance for cash discounts, bad debts, and returns during the 21 weeks ended December 26, 2004, the 36 weeks ended July 31, 2004, the 16 weeks ended November 24, 2003, and the fiscal years ended July 31, 2003 and 2002:

	Beginning		Aurora		Ending
	Balance	Additions	Acquisition	Deductions	Balance
Successor
21 weeks ended December 26, 2004	$7,792	$13,743		$(15,215)	$6,320
36 weeks ended July 31, 2004	$2,200	$16,802	$3,883	$(15,093)	$7,792

Predecessor
16 weeks ended November 24, 2003	$1,765	$4,755		$(4,320)	$2,200
Fiscal year ended July 31, 2003	1,568	16,490		(16,293)	1,765
Fiscal year ended July 31, 2002	1,874	14,546		(14,852)	1,568

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Inventories. Inventories are as follows:

	Successor		Predecessor
	December 26,	July 31,	July 31,
	2004	2004	2003
Raw materials, containers and supplies	$34,489	$41,988	$21,059
Finished product	187,645	152,774	62,641

	222,134	194,762	83,700
Reserves	(16,624)	(12,424)	(1,109)

Total	$205,510	$182,338	$82,591

Reserves represent amounts necessary to adjust the carrying value of its inventory to the lower of cost or net realizable value, including any costs to sell or dispose.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

Other Current Assets. Other current assets are as follows:

	Successor		Predecessor
	December 26,	July 31,	July 31,
	2004	2004	2003
Prepaid expenses	$3,129	$4,961	$3,310
Prepaid income taxes	862	1,710	3,480

Total	$3,991	$6,671	$6,790

Plant Assets. Plant assets are as follows:

	Successor		Predecessor
	December 26,	July 31,	July 31,
	2004	2004	2003
Land	$12,533	$12,533	$9,575
Building	59,374	59,423	44,916
Machinery and equipment	180,421	177,775	137,073
Projects in progress	8,529	5,344	2,151

	260,857	255,075	193,715
Accumulated depreciation	(37,117)	(21,951)	(44,076)

Total	$223,740	$233,124	$149,639

Depreciation of the Predecessor was $6,058 during the 16 weeks ended November 24, 2003, $22,136 in fiscal 2003 and $20,616 in fiscal 2002. Depreciation of the Successor was $15,163 during the 21 weeks ended December 26, 2004, and $23,020 during the 36 weeks ended July 31, 2004.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Accounts Payable. Accounts payable are as follows:

	Successor		Predecessor
	December 26,	July 31,	July 31,
	2004	2004	2003
Trade payables	$87,613	$68,798	$25,528
Book overdrafts	308	16,721	5,380

Total	$87,921	$85,519	$30,908

Book overdrafts represent outstanding checks in excess of funds on deposit.

Accrued Liabilities. Accrued liabilities are as follows:

	Successor		Predecessor
	December 26,	July 31,	July 31,
	2004	2004	2003
Employee compensation and benefits	$17,239	$25,096	$14,337
Excess leverage fee (see Note 14)	20,110	20,110	—
Pensions	3,641	3,330	1,253
Consumer coupons	8,764	6,011	3,656
Interest payable	7,095	5,919	367
Accrued restructuring charges	4,000	8,132	—
Other	16,886	16,638	5,732

Total	$77,735	$85,236	$25,345

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

8. Goodwill, Tradenames and Other Assets

Goodwill

	Frozen	Dry
Predecessor	Foods	Foods	Total
Balance, July 31, 2002	$19,615	$—	$19,615

Impairment charge	(1,550)	—	(1,550)
Other adjustments	(83)	—	(83)

Balance, July 31, 2003	17,982	—	17,982

Other adjustments	1,184	—	1,184

Balance, November 24, 2003	$19,166	$—	$19,166

Successor
Pinnacle Merger	$1,767	$142,344	$144,111
Aurora Transaction	127,368	150,872	278,240
Impairment	(1,835)	—	(1,835)
Other adjustments	(136)	661	525

Balance, July 31, 2004	127,164	293,877	421,041

Impairment	(4,308)	—	(4,308)
Other adjustments	2	128	130

Balance, December 26, 2004	$122,858	$294,005	$416,863

The allocation of the Pinnacle Merger purchase price resulted in goodwill being allocated $142,344 to the dry foods segment and $1,767 to the frozen foods segment by the Successor and is not subject to amortization. The allocation of the Aurora Transaction purchase price resulted in goodwill being allocated $150,872 to the dry foods segment and $127,368 to the frozen foods segment and is not subject to amortization. The Company has not generated any new tax deductible goodwill related to the Pinnacle Merger and the Aurora Transaction.

Goodwill resulting from the Predecessor’s acquisition of VFI’s North American Business was not subject to amortization.

In October 2004, the Company decided that it will discontinue producing product under the Chef’s Choice trade name, which is reported under the Frozen Foods segment of the Company. The Company will sell the remaining inventory through December 31, 2004. In accordance with the provisions of FAS 142, the Company prepared a discounted cash flow analysis which indicated that the book value related to the Chef’s Choice business unit exceeded its estimated fair value and that a goodwill impairment had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company’s long-lived assets in accordance with FAS 144. The Company concluded that the book value of the assets related to the Chef’s Choice products were higher than their expected future undiscounted cash flows and that an impairment had occurred. Accordingly, the Company has reported a non-cash impairment charge of $4,801 in 2004, which is recorded in other expenses on the Consolidated Statement of Operations. The charges included $1,835 of goodwill impairment, $1,666 of amortizable intangibles (recipes) and $1,300 of fixed asset write downs.

Additionally, in connection with the Company’s annual goodwill and indefinite-lived impairment test in accordance with FAS 142, it was determined that due to lower than expected future sales, the carrying value of the trade name for the Avalon Bay product, which is reported under the Frozen Foods segment of the Company, was impaired. The Company has recorded a non-cash impairment charge of $1,300 in 2004 related to the write down of the trade name value, which is recorded in the other expense (income), net line item of the Consolidated Statement of Operations.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

As discussed in Note 2, the Company changed its method of accounting for goodwill and intangible assets by changing the time of year the annual impairment test is performed from July 31st (the last day of our old fiscal year) to the last Sunday of December (the last day of our new fiscal year). The annual evaluation performed as of December 26, 2004 resulted in a $4,308 non-cash impairment charge related to the goodwill in the Company’s bagels reporting unit ($2,675) and dinners business unit ($1,633), both of which are in the frozen foods segment. This impairment charge adjusted the carrying value of the segments goodwill to its implied fair value. During the transition year, the Company experienced higher costs in its dinners and bagels reporting units and expects these higher costs to continue into the future. In addition, as a result of the impairment charges, the Company assessed whether there had been an impairment of the Company’s trade names in accordance with FAS 142. The Company concluded that the book value of the Lender’s trade name asset was higher than its fair value and that an impairment had occurred. Accordingly, the Company has recorded a non-cash charge in the frozen foods segment during the transition year related to the write down to fair value of the trade name of $12, which is recorded in the other expense (income), net line item of the Consolidated Statement of Operations.

Tradenames

The change in the book value of Tradename intangible assets from July 31, 2002 to July 31, 2003 was not significant. The change from July 31, 2003 to July 31, 2004 is as follows:

	July 31,	November 25, 2003	March 19, 2004	Impairment	July 31,
	2003	Merger	Aurora Transaction	Charge	2004
Dry foods	$51,000	$16,340	$462,400	$—	$529,740
Frozen foods	37,000	1,816	213,300	(1,300)	250,816

Total	$88,000	$18,156	$675,700	$(1,300)	$780,556

	July 31,	Impairment	December 26,
	2004	Charge	2004
Dry foods	$529,740	$—	$529,740
Frozen foods	250,816	(12)	250,804

Total	$780,556	$(12)	$780,544

Successor - Tradenames of $106,156 resulting from the Successor’s acquisition (the Pinnacle Merger) are not subject to amortization. Pinnacle has a perpetual, royalty-free license to use the Swanson trademark for certain frozen foods (other than broth, stock and soup), included in tradenames. Tradenames of $675,700 resulting from the Aurora Transaction are not subject to amortization.

Predecessor - Tradenames of $88,000 resulting from the Predecessor’s acquisition of VFI’s North American Business are not subject to amortization. Pinnacle has a perpetual, royalty-free license to use the Swanson trademark for certain frozen foods (other than broth, stock and soup), included in tradenames. Tradenames and recipes acquired in the King’s Hawaiian acquisition of $6,100 were being amortized over their estimated useful lives of 3-10 years (weighted average 9.4 years). These King’s Hawaiian intangible assets were determined to be impaired and were written down by $3,391 in the fourth quarter of fiscal 2003. During the 16 week Predecessor period ended November 24, 2003, changes in circumstances indicated that the carrying value of these intangible assets may not be recoverable. Upon performing a cash flow analysis, the King’s Hawaiian intangibles were further written down by $1,262 and such impairment charge was included in the other expense (income), net line on the Consolidated Statement of Operations and the earnings (loss) before taxes of the frozen foods segment for the sixteen weeks ended November 24, 2003. As of November 24, 2003, the King’s Hawaiian intangibles are fully impaired and have no carrying value.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Other Assets

	Successor		Predecessor
	December 26,	July 31,	July 31,
	2004	2004	2003
Amortizable intangibles, net of accumulated amortization of $3,454, $1,549 and $1,378, respectively	$17,577	$17,563	$1,517
Deferred financing costs, net of accumulated amortization of $4,647, $2,652 and $3,560, respectively	35,940	35,113	6,907
Interest rate swap fair value (Note 13)	3,533	3,270	—
Other	620	690	—

Total	$57,670	$56,636	$8,424

The change in the book value of the amortizable intangible assets, net is as follows:

	July 31,			December 26,
	2004	Acquisition	Amortization	2004
Dry foods	$6,914	$1,919	$(981)	$7,852
Frozen foods	10,649	—	(924)	9,725

Total	$17,563	$1,919	$(1,905)	$17,577

Amortizable intangible assets relate primarily to recipes and formulas acquired in the Aurora Transaction and have been assigned a five year estimated useful life for amortization purposes. Additionally, during the 21 weeks ended December 26, 2004, the Company reacquired an exclusive license to distribute Duncan Hines product in Canada. The license that was reacquired runs through June 30, 2006 at which time the Company will have exclusive right to distribution of the Duncan Hines product in Canada.

Estimated amortization expense for each of the next five years is as follows: 2005 — $4,813, 2006 - $4,298, 2007 — $3,784, 2008 — $3,784, 2009 — $867, thereafter — $31.

Deferred financing costs relate to the Successor’s senior secured credit facilities and senior subordinated notes. Amortization was $1,995 for the 21 weeks ended December 26, 2004.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

9. Debt and Interest Expense

	Successor		Predecessor
	December 26,	July 31,	July 31,
	2004	2004	2003
Long-term debt
Successor
- Senior secured credit facility — term loan	$542,275	$535,658	$—
- 8 1/4% Senior subordinated notes	394,000	394,000	—
- Plus: unamortized premium on senior subordinated notes	6,452	6,653	—
- Capital lease obligations	353	37	—
Predecessor
- Senior secured credit facility — term loan	—	—	175,000

Total Debt	943,080	936,348	175,000
Less: current portion of long-term obligations	5,574	5,380	15,000

Total long-term debt	$937,506	$930,968	$160,000

	Successor		Predecessor
	21 weeks
	ended	36 weeks	16 weeks ended	Fiscal Year	Fiscal Year
	December 26,	ended July 31,	November 24,	Ended July	Ended July
Interest expense	2004	2004	2003	31, 2003	31, 2002
Third party interest expense	$26,377	$32,885	$9,425	11,688	14,302
Related party interest expense	148	362	—	—	—
Third party interest rate swap (gains) / losses	(265)	(7,007)	(115)	(96)	211

	$26,260	$26,240	$9,310	$11,592	$14,513

Successor

In November 2003, the Successor entered into a $675.0 million Credit Agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party of JPMP) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Transaction. The term loan matures November 25, 2010. The senior secured credit facility also provides for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Transaction. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolver as of December 26, 2004 and July 31, 2004.

As of July 31, 2004, the amount owed to JP Morgan Chase Bank under the term loan, which is reported separately in our Consolidated Balance Sheet, was $7.9 million. There was no related party debt as of December 26, 2004.

Our borrowings under the new senior secured credit facilities bear interest at a floating rate and are maintained as base rate loans or as Eurodollar loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as defined in the new senior secured credit facilities. Base rate is defined as the higher of (i) the prime rate and (ii) the Federal Reserve reported overnight funds rate plus 1/2 of 1%. Eurodollar loans bear interest at the adjusted Eurodollar rate, as described in the new senior secured credit facilities, plus the applicable Eurodollar rate margin.

The applicable margins with respect to our term loan facility and our revolving credit facility will vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on our leverage ratio as defined in our new senior secured credit facilities. The initial applicable margin with respect to the term loan facility and the revolving credit facility is:

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

•	In the case of base rate loans: 1.75% for the term loan and 1.75% for the revolving credit facility.

•	In the case of Eurodollar loans: 2.75% for the term loan and 2.75% for the revolving credit facility.

The range of margins for the revolving credit facility is:

•	In the case of base rate loans: 1.25% to 1.75%.

•	In the case of Eurodollar loans: 2.25% to 2.75%.

A commitment fee of 0.50% per annum applies to the unused portion of the revolving loan facility and 1.25% per annum applied to the delayed-draw term loan until it became available for the Aurora Transaction. For the 21 weeks ended December 26, 2004, the weighted average interest rate on the term loan was 4.3853% and on the revolving credit facility was 4.8627%. As of December 26, 2004, the Eurodollar interest rate on the term loan facility was 4.7599% and the commitment fee on the undrawn revolving credit facility was 0.50%.

The term loan facility matures in quarterly 0.25% installments from June 30, 2004 through December 31, 2009, with the remaining balance due in 2010 and the revolving credit facility terminates on November 25, 2009. The aggregate maturities of the term loan outstanding as of December 26, 2004 are: $5.5 million in 2005, $5.5 million in 2006, $5.5 million in 2007, $5.5 million in 2008, $5.5 million in 2009 and $909.0 million thereafter.

Our senior secured credit facilities and the notes contain a number of covenants that, among other things, limit, subject to certain exceptions, our ability to incur additional liens and indebtedness, make capital expenditures, engage in certain transactions with affiliates, repay other indebtedness (including the notes), make certain distributions, make acquisitions and investments, loans or advances, engage in mergers or consolidations, liquidations and dissolutions and joint ventures, sell assets, make dividends, amend certain material agreements governing our indebtedness, enter into guarantees and other contingent obligations and other matters customarily restricted in similar agreements. In addition to scheduled periodic repayments, we are also required to make mandatory repayments of the loans under the senior secured credit facilities with a portion of its excess cash flow, as defined. In addition, our new senior secured credit facilities contain, among others, the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditure limitation. See the discussion below regarding the amendment to the senior credit agreement where these covenants have been adjusted.

The obligations under the senior secured credit facilities are unconditionally and irrevocably guaranteed by each of our direct or indirect domestic subsidiaries (collectively, the “Guarantors”). In addition, the senior secured credit facilities are collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic subsidiary of the Company and 65% of the capital stock of, or other equity interests in, each direct foreign subsidiary of the Company, or any of its domestic subsidiaries and (ii) certain tangible and intangible assets of the Company and the Guarantors (subject to certain exceptions and qualifications).

We pay a commission on the face amount of all outstanding letters of credit drawn under the senior secured credit facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. We also pay a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities cannot exceed $40,000. As of December 26, 2004 and July 31, 2004, we had utilized $15,741 and $16,692, respectively, of the revolving credit facility for letters of credit. As of December 26, 2004 and July 31, 2004, there were no outstanding borrowings under the revolving credit facility and had utilized of the revolving credit facility $15,741 and $16,692 for letters of credit, respectively. Of the $130,000 revolving credit facility available, as of December 26, 2004 and July 31, 2004, we had an unused balance of $114,259 and $113,308, respectively, available for future borrowings and letters of credit, of which a maximum of $24,249 and $23,308, respectively, may be used for letters of credit.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

In November 2003, the Successor issued $200.0 million 8 1/4% senior subordinated notes. On February 20, 2004, the Successor issued an additional $194.0 million of 8 1/4% senior subordinated notes, which resulted in gross proceeds of $201.0 million, including premium. The terms of the February 2004 notes are the same as the November 2003 notes and are issued under the same indenture. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries. See Note 18 for Guarantor and Nonguarantor Financial Statements.

We may redeem all or a portion of the notes prior to December 1, 2008, at a price equal to 100% of the principal amount of the notes plus a “make-whole” premium (the greater of: (1) 1% of the then outstanding principal amount of the note; and (2) the excess of: (a) the present value at such redemption date of (i) the redemption price of the note at December 1, 2008 plus (ii) plus all required interest payments due on the note through December 1, 2008, computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the note, if greater). On or after December 1, 2008, we may redeem some or all of the notes at the redemption prices listed below, if redeemed during the twelve-month period beginning on December 1 of the years indicated below:

Year	Percentage
2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%

At any time prior to December 1, 2006, we may redeem up to 35% of the original aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price equal to 108.250% of the principal amount thereof, plus accrued and unpaid interest, so long as (a) at least 65% of the original aggregate amount of the notes remains outstanding after each such redemption and (b) any such redemption by us is made within 90 days of such equity offering.

If a change of control occurs (as defined in the indenture pursuant to which the notes were issued), and unless we have exercised our right to redeem all of the notes as described above, the note holders will have the right to require the Successor to repurchase all or a portion of the notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

The notes include a provision that the Company will file with the SEC on or prior to August 21, 2004 a registration statement relating to an offer to exchange the notes for an issue of SEC-registered notes with terms identical to the notes and use its reasonable best effort to cause such registration statement to become effective on or prior to October 20, 2004. Since the exchange offer was not completed before November 19, 2004, the annual interest rate borne by the notes increased by 1.0% per annum until the exchange offer was completed, which occurred on February 1, 2005. As of this date, the Company was no longer paying the additional interest.

Senior Credit Agreement Amendment

On September 14, 2004, the Company was first in default under its senior credit agreement. On November 4, 2004 the Company received required lender approval to temporarily waive defaults under the Company’s senior credit agreement arising due to (i) failure to furnish on a timely basis the Company’s audited financial statements for the fiscal year ended July 31, 2004, the Company’s annual budget for fiscal year 2005 and other related deliverables and (ii) failure to comply with the maximum total leverage ratio for the period ended October 31, 2004. Conditions of the waiver limited the Company’s access to the revolving credit facility through the addition of an anti-cash hoarding provision which required that at the time of a borrowing request, cash, as defined, could not exceed $10 million and limited total outstanding borrowings under the facility to $65 million. The amendment and waiver expired November 24, 2004.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

On November 19, 2004 the Company received required lender approval to permanently waive the defaults mentioned above and amend the financial covenants for future reporting periods. The terms of the permanent amendment and waiver include:

•	delivery of July 31, 2004 fiscal year end financial statements on or prior to the effective date of the amendment;

•	an 50 basis point increase to the applicable rate, as defined, with respect to borrowings under the credit agreement;

•	a change in the definition of consolidated cash interest expense to exclude non-cash gains or losses arising from marking interest rate swap agreements to market;

•	the addition of a Senior Covenant Leverage Ratio, as defined, which ranges from a ratio of 3.75 to 1.00 to a ratio of 5.75 to 1.00 over the next twelve months;

•	amendment of the interest expense coverage ratio (ranging from a ratio of 1.50 to 1.00 to a ratio of 2.10 to 1.00 over the next twelve months) and suspends the maximum total leverage ratio until March 2006;

•	elimination of limitation on revolving credit exposures;

•	and the following limitations, restrictions and additional reporting requirements during the amendment period which ends on the second business day following the date on which the Company delivers to the Administrative Agent financial statements for the fiscal quarter ending March 31, 2006:

°	prohibit incremental extensions of credit, as defined;

°	additional limitations on indebtedness;

°	limitations on acquisitions and investments;

°	additional limitations on restricted payments;

°	suspension of payments for management fees;

°	continuation of the anti-cash hoarding provision;

°	monthly financial reporting requirements, and;

°	a Company election to early terminate the amendment period.

As of December 26, 2004, the Company was in compliance with the amended and added covenants as listed above.

The Company had also notified the trustee under the indenture governing its 8 1/4% senior subordinated notes due 2013 (the “notes”) of the Company’s failure to comply with the covenant requiring it to furnish to the note holders on a timely basis, its annual report and audited financial statements for the fiscal year ended July 31, 2004. Delivery of this notice did not create an event of default under the indenture or acceleration of the notes. An event of default will only occur after the Company receives notice of the default from the trustee and fails to comply with the covenant 60 days after receipt thereof. The Company did not receive a notice of default from the trustee and subsequently cured the default through the issuance of its annual report and audited financial statements with the trustee on November 24, 2004.

Predecessor

The Predecessor’s senior secured credit facility was paid in full and terminated at the closing of the Pinnacle Merger described in Note 1.

In May 2001, the Predecessor entered into a $245 million Credit Agreement (“Senior Secured Credit Facilities”) with Bankers Trust Co., which provided for a term loan of $190 million and a revolving credit facility of $55 million. The term was to have matured in 2008 and the revolving credit facility would have expired in 2006.

10. Pension Plans and Retirement Benefits

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (“FAS 132R”). FAS 132R requires additional annual disclosures about pension plans and other postretirement benefit plans.

As of December 26, 2004, the Company maintains a noncontributory defined benefit pension plan that covers substantially all eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Company’s pension plan is funded in conformity with the funding requirements of applicable government regulations. For the 21 weeks ended December 26, 2004 and the fiscal year ended July 31, 2004, the Company was not required to make contributions to its pension plan.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

The Company maintains a postretirement benefits plan that provides health care and life insurance benefits to eligible retirees, covers most U.S. employees and their dependents and is self-funded. Employees who have 10 years of service after the age of 45 and retire are eligible to participate in the postretirement benefit plan. Effective March 19, 2004 and in connection with the acquisition of Aurora Foods, liabilities were assumed related to eight retired employees (“Aurora Retirees”). Upon amendments that became effective on May 23, 2004, the Company’s net out-of-pocket costs for postretirement health care benefits was substantially reduced as cost sharing for retired employees, excluding the Aurora Retirees, was increased to 100%.

The Company uses a measurement date for the pension and postretirement benefits plan that coincides with its year end.

Pension Benefits

	Successor		Predecessor
	21 weeks ended	36 weeks ended	16 weeks ended	Fiscal year ended
	December 26,	July 31,	November 24,	July 31, 2003
	2004	2004	2003	2003
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$55,163	$53,102	$48,726	$43,212
Service cost	644	1,392	571	1,859
Interest cost	1,351	2,144	990	2,936
Actuarial loss	5,495	300	3,655	3,257
Gross benefits paid	(1,416)	(1,775)	(840)	(2,538)
Curtailments	(2,067)	—	—	—

Net benefit obligation at end of the period	59,170	55,163	53,102	48,726

Change in Plan Assets
Fair value of plan assets at beginning of the period	50,686	50,499	48,435	44,378
Actual return on plan assets	4,855	1,962	2,904	6,595
Gross benefits paid	(1,416)	(1,775)	(840)	(2,538)

Fair value of plan assets at end of the period	54,125	50,686	50,499	48,435

Funded status at end of the year	(5,045)	(4,477)	(2,603)	(291)
Unrecognized net actuarial loss (gain)	1,404	1,147	1,008	(962)

Net amount recognized at end of the period	$(3,641)	$(3,330)	$(1,595)	$(1,253)

Amounts recognized in the Consolidated Balance Sheet
Accrued benefit cost — current	$(3,641)	$(3,330)	$(1,595)	$(1,253)

Net amount recognized at end of the period	$(3,641)	$(3,330)	$(1,595)	$(1,253)

Weighted average assumptions
Discount rate	5.75%	6.00%	6.00%	6.50%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	3.75%	3.75%	3.75%	3.75%

Projected benefit obligation	$59,170	$55,163	$53,102	$48,726
Accumulated benefit obligation	55,498	51,194	48,238	43,275
Fair value of plan assets	54,125	50,686	50,499	48,435

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Other Postretirement Benefits

	Successor		Predecessor
	21 weeks ended	36 weeks ended	16 weeks ended	Fiscal year ended
	December 26,	July 31,	November 24,	July 31,
	2004	2004	2003	2003
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$1,228	$1,102	$12,031	$10,869
Service cost	4	42	411	1,061
Interest cost	28	63	245	844
Plan amendments	—	—	(12,192)	—
Actuarial losses and (gains)	36	(352)	1,057	131
Business combinations — Aurora Foods	—	806	—	—
Gross benefits paid	(14)	(433)	(450)	(874)
Curtailment	(78)

Net benefit obligation at end of the period	1,204	1,228	1,102	12,031

Change in Plan Assets
Fair value of plan assets at beginning of the period	—	—	—	—
Employer contributions	14	433	450	874
Gross benefits paid	(14)	(433)	(450)	(874)

Fair value of plan assets at end of the period	—	—	—	—

Funded status at end of the year	(1,204)	(1,228)	(1,102)	(12,031)
Unamortized prior service credit	(1,980)	(3,262)	(39,469)	(28,243)
Unrecognized net actuarial loss	244	288	7,977	7,153

Net amount recognized at end of the period	$(2,940)	$(4,202)	$(32,594)	$(33,121)

Amounts recognized in the Consolidated Balance Sheet
Accrued benefit cost	$(2,940)	$(4,202)	$(32,594)	$(33,121)

Net amount recognized at end of the period	$(2,940)	$(4,202)	$(32,594)	$(33,121)

Weighted average assumptions
Discount rate	5.75%	6.00%	6.00%	6.50%

The assumed health care trend rates used in determining other post-retirement benefits at December 26, 2004 and July 31, 2004 are 10% decreasing gradually to 5.0% in 2010, and 8.5% decreasing gradually to 4.0% in 2009 at July 31, 2003.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

The following represents the components of net periodic benefit costs and the sensitivity of retiree welfare results:

	Successor		Predecessor
	21 weeks ended	36 weeks ended	16 weeks ended	Fiscal year ended
	December 26,	July 31,	November 24,	July 31,
Pension Benefits	2004	2004	2003	2003	2002
Service cost	$644	$1,392	$571	$1,859	$1,914
Interest cost	1,351	2,144	990	2,936	2,809
Expected return on assets	(1,685)	(2,716)	(1,219)	(3,472)	(3,822)

Net periodic benefit cost (benefit)	310	820	342	1,323	901
Purchase price allocation adjustments	—	—	—	—	1,302

Total amount recognized	$310	$820	$342	$1,323	$2,203

Weighted average assumptions:
Discount rate	5.75%	6.00%	6.50%	7.00%	7.12%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%

	Successor		Predecessor
	21 weeks ended	36 weeks ended	16 weeks ended	Fiscal year ended
	December 26,	July 31,	November 24,	July 31,
Other postretirement benefits	2004	2004	2003	2003	2002
Service cost	$4	$42	$411	$1,061	$3,146
Interest cost	28	63	245	844	2,046
Recognized net actuarial loss/(gain)	3	91	232	692	494
Amortization of:
Unrecognized prior service credit	(141)	(355)	(966)	(3,047)	(878)
Curtailment	(1,142)	—	—	—	—

Net periodic benefit cost (benefit)	(1,248)	(159)	(78)	(450)	4,808
Liability assumed in business acquisition	—	806	—	—	—
Purchase price allocation adjustments	—	—	—	—	700

Total amount recognized	$(1,248)	$647	$(78)	$(450)	$5,508

Weighted average assumptions:
Discount rate	6.00%	6.00%	6.50%	7.00%	7.12%
Expected return on plan assets	NA	NA	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA	NA

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

	Successor		Predecessor
	21 weeks ended	36 weeks ended	16 weeks ended	Fiscal year ended
	December 26,	July 31,	November 24,	July 31,
	2004	2004	2003	2003	2002
Other post retirement benefits
Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend
on total service and interest cost components	$6	$6	(a)	$267	$913
on postretirement benefit obligation	$105	$100	(a)	$1,262	$1,590
Effect of a one percentage point decrease in assumed health care cost trend
on total service and interest cost components	$(5)	$(5)	(a)	$(77)	$(719)
on postretirement benefit obligation	$(88)	$(84)	(a)	$(381)	$(1,318)

(a)	Medical cost sharing rates increased to 100% at March 23, 2004 for all eligible retirees, excluding the Aurora Retirees. Therefore, as of November 24, 2003, the information regarding sensitivity to a 1% change in trend rates was not applicable.

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 26, 2004, July 31, 2004, November 24, 2003 and July 31, 2003 by asset category are as follows:

	Successor		Predecessor
	21 weeks ended	36 weeks ended	16 weeks ended	Fiscal year ended
	December 26,	July 31,	November 24,	July 31,
	2004	2004	2003	2003
Asset category
Equity securities	62%	61%	61%	50%
Debt securities	33%	35%	34%	35%
Cash	5%	4%	5%	15%

Total	100%	100%	100%	100%

The Company’s investment policy is to invest approximately 60% of plan assets in equity securities, 35% in fixed income securities, and 5% in cash or cash equivalents. Periodically, the plan assets are rebalanced to maintain these allocation percentages and the investment policy is reviewed. Within each investment category, assets are allocated to various investment styles. Professional managers manage all assets and a consultant is engaged to assist in evaluating these activities. The expected long-term rate of return on assets was determined by assessing the rates of return on each targeted asset class, return premiums generated by portfolio management and by comparison of rates utilized by other companies.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Cash Flows

Contributions. The Company expects to contribute $0 to its pension plan and $69 to its other postretirement benefit plan during year ending December 25, 2005.

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Other
	Benefits	Benefits
2005	$3,063	$69
2006	2,873	63
2007	2,685	59
2008	2,584	52
2009	2,507	49
2010-2014	12,296	269

Savings Plans. Employees participate in a 401(k) plan. Pinnacle matches 50% of employee contributions up to five percent of compensation for union employees after one year of continuous service and six percent of compensation for salaried employees. Employer contributions made by the Company relating to this plan were $781 for the 21 weeks ended December 26, 2004, $1,024 for the 36 weeks ended July 31, 2004, $291 for 16 weeks ended November 24, 2003, $867 in 2003 and $1,274 in 2002. In June 2002, the matching contribution was eliminated for certain union employees.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

11. Taxes on Earnings

The components of the provision (benefit) for income taxes are as follows:

PROVISION FOR INCOME TAXES

	Successor		Predecessor
	21 weeks ended	36 weeks ended	16 weeks ended	Fiscal year
	December 26,	July 31,	November 24,	ended July 31,
	2004	2004	2003	2003	2002
Current
Federal	$56	$(743)	$(589)	$(454)	$744
State	152	294	69	393	316
Non-U.S.	(181)	234	—	(185)	120

	27	(215)	(520)	(246)	1,180

Deferred
Federal	8,014	(2,323)	(946)	5,168	3,034
State	1,384	(467)	(40)	545	(18)
Non-U.S.	—	(152)	—	49	(6)

	9,398	(2,942)	(986)	5,762	3,010

Provision (benefit) for income taxes	$9,425	$(3,157)	$(1,506)	$5,516	$4,190

Earnings (loss) before income taxes
United States	(15,418)	(87,014)	(4,411)	14,428	15,997
Non-U.S.	137	(56)	(169)	(464)	115

Total	$(15,281)	$(87,070)	$(4,580)	$13,964	$16,112

The effective tax rate differs from the federal statutory income tax rate as explained below:

EFFECTIVE INCOME TAX RATE

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	-6.5%	0.1%	-0.4%	4.8%	1.3%
Tax effect resulting from international activities	1.3%	-0.1%	-0.4%	-0.2%	0.9%
Change in deferred tax valuation allowance	-86.4%	-24.4%	0.0%	0.0%	-12.1%
Non-deductible expenses	-5.1%	-7.0%	-0.2%	0.6%	0.9%
Other	0.0%	0.0%	-1.1%	-0.7%	0.0%

Effective income tax rate	-61.7%	3.6%	32.9%	39.5%	26.0%

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

The components of deferred tax assets and liabilities are as follows:

DEFERRED TAX ASSETS AND LIABILITIES	Successor	Successor	Predecessor
	December 26, 2004	July 31, 2004	July 31, 2003
Assets
Postretirement benefits	$1,243	$1,760	$13,234
Accrued liabilities	27,523	29,721	5,283
Net operating loss carryforwards	271,483	249,159	1,560
Federal & state tax credits	3,083	2,989	—
Inventories	8,763	7,295	1,354
Benefits and compensation	2,233	2,283	1,206
Alternative minimum tax	2,023	2,023	2,473
Restructuring accruals	665	1,127	—
Goodwill and other intangible assets	37,523	38,613	—
Other	5,371	6,188	209

	359,910	341,158	25,319

Liabilities
Plant assets	(21,527)	(21,421)	(16,081)
Intangible assets	(212,406)	(203,006)	(2,936)

	(233,933)	(224,427)	(19,017)

	125,977	116,731	6,302
Deferred tax asset valuation allowance	(338,361)	(319,711)	(2,251)

Net deferred tax asset (liability)	$(212,384)	$(202,980)	$4,051

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET

Deferred income taxes — Current asset	$22	$26	$7,243
Deferred income taxes — Noncurrent (liability)	(212,406)	(203,006)	(3,192)

Net deferred tax asset (liability)	$(212,384)	$(202,980)	$4,051

As described in Note 1, PFHC became a wholly owned subsidiary of Crunch Holding Corp on November 25, 2003. As described in Note 1 and Note 3, PFHC was merged with and into Aurora on March 19, 2004 with Aurora surviving the Merger. The surviving company was renamed Pinnacle Foods Group Inc. (“PFGI’ or the “Company”).

SFAS 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits.

SFAS 109 further states that where there is negative evidence such as cumulative losses in recent years, concluding that a valuation allowance is not required is problematical. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the Aurora transaction, management determined that it was no longer more likely than not that the Company would be able to realize the deferred tax assets of both the Predecessor and Aurora. This conclusion was reached due to cumulative losses recognized by Aurora in preceding years. Management intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

In accordance with SFAS 109 deferred assets and liabilities have been recognized for the differences between the assigned values and the tax bases of the assets and liabilities recognized in a purchase business combination. As of the March 19, 2004 business combination date, the Company established a deferred tax liability of $195.3 million, net of valuation allowance of $292.0 million. Therefore, in accordance with SFAS No. 109, $292.0 million would be allocated as a reduction in goodwill upon subsequent recognition of the tax benefits associated with the deferred tax assets to which the valuation allowance applies. The deferred tax liability relates to the book and tax basis differences for indefinite lived intangible assets consisting of primarily tradenames and goodwill.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

The federal valuation allowance at December 26, 2004 is $284.5 million, and the state valuation allowance is $53.9 million. The Company may record a tax benefit to its provision in subsequent periods for the recognition of tax benefits for which deferred tax valuation reserve had been recorded subsequent to the aforementioned business combination. Approximately $3.9 million of the valuation allowance recorded subsequent to the business combination will not provide a future tax provision benefit but will be recorded as a reduction in goodwill. PFHC, the Predecessor, had a valuation allowance related to state net operating loss carryforwards and the realization of state deferred tax assets of $2.3 and $1.8 million as of July 31, 2003 and July 31, 2002 respectively.

The Company is a loss corporation as defined in Internal Revenue Code Section 382. As of July 31, 2004 the Company had a federal Net Operating Loss Carryover of $652.3 million of which $560 million existed as of the business combination date and is subject to the Section 382 limitation. Section 382 places an annual limitation on a Company’s ability to utilize loss carryovers to reduce future taxable income. It is expected that the Company’s annual 382 limitation will approximate $13 –15 million, which may increase or decrease pending resolution of certain tax matters. This annual limitation can affect the Company’s ability to utilize other tax attributes such as tax credit carryforwards.

The Company’s federal net operating losses have expiration periods from 2019 through 2024. The Company also has state tax net operation loss carryforwards which are also limited and vary in amount by jurisdiction. State net operating losses are approximately $530 million with expiration periods through 2024.

12. Stock-Based Compensation

Successor

2004 Stock Option Plan. CHC has adopted a stock option plan (the “2004 Plan”) providing for the issuance of up to 29.6 million shares of CHC’s common stock. Pursuant to the option plan, certain officers, employees, managers, directors and other persons will be eligible to receive grants of incentive and nonqualified stock options, as permitted by applicable law. Except as otherwise provided by the plan administrator, two-thirds (2/3) of the shares of common stock subject to each option shall time vest annually over a three-year period from the effective date of the option grant. The remaining one-third (1/3) of the shares of common stock subject to each option shall vest on the seventh anniversary of the effective date of the option grant unless otherwise determined by the plan administrator.

The following table summarizes the stock option transactions under the 2004 Plan:

		Weighted
	Number of	Average
	Shares	Exercise Price
Granted	17,920	$1.00
Exercised	—	—
Forteitures	—	—

Outstanding — July 31, 2004	17,920	$1.00

Granted	933	$1.00
Exercised	—	—
Forteitures	(1,898)	1.00

Outstanding — December 26, 2004	16,955	$1.00

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

The following table summarizes information for options currently outstanding under the 2004 Plan at December 26, 2004:

	Options Outstanding			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Prices	Shares	Remaining Life	Exercise Price	Shares	Exercise Price
$1.00	16,955	8.89	$1.00	1,959	$1.00

The fair value of each option grant was estimated on the date of the grant using the Bi-nominal Lattice option-pricing model with the following weighted average assumptions used for grants in fiscal 2004 and during the Transition Year:

2004
Risk-free interest rate	4.74%
Expected life of option	4 years
Expected volatility of Pinnacle stock	31.0%
Expected dividend yield on Pinnacle stock	0%

Volatility was based on an average 208 week volatilities of a group of publicly traded food companies.

The weighted-average fair value of options granted during fiscal 2004 and the twenty-one weeks ended December 26, 2004

	21 weeks	36 weeks
	ended	ended
	December 26,	July 31,
	2004	2004
Fair value of each option granted	$0.28	$0.31
Number of options granted	933	17,920

Total fair value of all options granted	$261	$5,555

In accordance with SFAS 123, the weighted-average fair value of stock options granted is required to be based on a theoretical statistical model in accordance with assumptions noted above. In actuality, because employee stock options do not trade on a secondary exchange, employees receive no benefit and derive no value from holding stock options under these plans without an increase in the market price of the Company’s stock.

2004 Employee Stock Purchase Plan. CHC has adopted an employee stock purchase plan providing for the issuance of up to 15 million shares of CHC’s common stock. Pursuant to the plan, certain officers, employees, managers, directors and other persons will be eligible to purchase shares at the fair market value of such shares on the date of determination. As of December 26, 2004, no shares have been purchased by employees

Predecessor

2001 Stock Option Plan. PFHC’s 2001 stock option plan (the “2001 Plan”), pursuant to which stock options were granted to certain officers and key employees, was terminated in connection with the Pinnacle Transaction. All outstanding options vested and the holders of the options granted under the 2001 plan received $4,321 in the aggregate. PFHC’s 2001 stock purchase plan was also terminated in connection with the Pinnacle Transaction.

Under the 2001 Plan, stock options were granted to certain officers and key employees. The Plan had authorized the issuance of up to 8.4 million shares of Pinnacle common stock pursuant to the exercise of stock options. Options were granted at a price not less than the fair value of the shares on the date of grant.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

The following table summarizes the stock option transactions under the Pinnacle incentive plan:

		Weighted
		Average
	Shares	Exercise Price
Outstanding, August 1, 2002	4,358	$1.00
Granted	902	1.00
Exercised	(71)	1.00
Forteitures	(848)	1.00

Outstanding, July 31, 2003	4,341	$1.00
Granted	—	1.00
Exercised	(4,321)	1.00
Forteitures	(20)	1.00

Outstanding, July 31, 2004	—	$1.00

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003:

2003
Risk-free interest rate	4.37%
Expected life of option	10 years
Expected volatility of Pinnacle stock	26.5%
Expected dividend yield on Pinnacle stock	0%

Volatility was based on an average 400 week volatilities of a group of publicly traded food companies.

The weighted-average fair value of options granted during 2003 is as follows:

2003
Fair value of each option granted	$0.48
Number of options granted	902

Total fair value of all options granted	$433

In accordance with SFAS 123, the weighted-average fair value of stock options granted is required to be based on a theoretical statistical model in accordance with assumptions noted above. In actuality, because employee stock options do not trade on a secondary exchange, employees receive no benefit and derive no value from holding stock options under these plans without an increase in the market price of the Company’s stock.

Sale of the Company’s stock is restricted. Except under certain circumstances, the Company has the option to purchase at fair value all or any portion of the shares of common stock acquired by exercise of an option and/or options held by the employee in the event of termination or change in control. Accordingly, these options are accounted for as variable options. At the time an event occurs which would allow the Company to exercise its option, compensation expense would be recorded for the difference between fair value and the exercise price.

13. Financial Instruments

We may utilize derivative financial instruments to enhance our ability to manage risks, including interest rate and foreign currency, which exist as part of ongoing business operations. We do not enter into contracts for speculative purposes, nor are we a party to any leveraged derivative instrument. We monitor the use of derivative financial instruments through regular communication with senior management and the utilization of written guidelines.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

We rely primarily on bank borrowings to meet our funding requirements. We utilize interest rate swap agreements or other derivative instruments to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. We will recognize the amounts that we pay or receive on hedges related to debt as an adjustment to interest expense.

The Company has entered into four interest rate swap agreements with a counterparty to effectively change the floating rate payments on its Senior Secured Credit Facility into fixed rate payments. The first swap agreement became effective April 26, 2004, terminated December 31, 2004 and had a notional amount of $545.0 million; the second swap agreement commenced January 4, 2005, terminates on January 3, 2006 and has a notional amount of $450.0 million; the third swap agreement commences January 3, 2006, terminates on January 2, 2007 and has a notional amount of $100.0 million, and the fourth swap agreement commences on January 3, 2006, terminates on January 2, 2007 and has a notional amount of $250.0 million. Interest payments determined under each swap agreement are based on these notional amounts, which match or are expected to match the Company’s outstanding borrowings under the Senior Secured Credit Facility during the periods that each interest rate swap is outstanding. Floating interest rate payments to be received under each swap are based on U.S. Dollar LIBOR, which is the same basis for determining the floating rate payments on the Senior Secured Credit Facility. The fixed interest rate payments that the Company will pay under the swap agreements are determined using the following approximate fixed interest rates: 1.39% for the swap terminating December 31, 2004; 2.25% for the swap terminating January 1, 2006; and 3.75% for two swaps terminating January 2, 2007.

These swaps were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of December 26, 2004 and July 31, 2004, the fair value of the interest rate swaps was a gain of $3,757 and $3,492, respectively. Of the amount at December 26, 2004, $224 is recorded in Other current assets and $3,533 is recorded in Other assets, net in the Consolidated Balance Sheet. At July 31, 2004, $222 was recorded in Other current assets and $3,270 was recorded in Other assets, net in the Consolidated Balance Sheet. The increase in the fair value of $265 was recognized in interest expense, net in the Consolidated Statement of Operations for the 21 weeks ended December 26, 2004.

In August and September 2004, the Company entered into natural gas swap transactions with a counterparty to lower the Company’s exposure to the price of natural gas. The agreements became effective beginning on August 1, 2004, terminate between February 2005 and December 2005, and have various notional quantities of MMBTU’s per month. The Company will pay a fixed price per MMBTU, which range from $4.695 to $6.93 per MMBTU, depending on the month, with settlements monthly. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

For the 21 weeks ended December 26, 2004, the Company realized a gain of $243, which is recorded as a reduction to cost of products sold. Additionally, as of December 26, 2004, the fair value of the remaining natural gas swaps was a gain of $95, which is recorded in Other current assets. The related offset is recorded as a gain of $95 and was recognized as a reduction to cost of products sold.

We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. The contract value of the outstanding standby letter of credit as of December 26, 2004 was $11,579, which approximates fair value. As of December 26, 2004, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $4,163, which approximates fair value.

We may also utilize foreign currency exchange contracts, including swap and forward contracts, to hedge existing foreign currency exposures. We recognize foreign exchange gains and losses on derivative financial instruments, and we offset foreign exchange gains and losses on the underlying exposures. At December 26, 2004 and July 31, 2004, we had no outstanding foreign exchange contracts in place.

We are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A” rated by Moody’s and Standard & Poor’s. Accordingly, we do not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The estimated fair value of the Senior Secured Credit Facilities bank debt that is classified as long term debt on the Consolidated Balance Sheet at December 26, 2004, was approximately its carrying value.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

14. Commitments and Contingencies

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations, and proceedings, which are being handled and defended in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, the corporation’s general counsel and management are of the opinion that the final outcome of these matters should not have a material effect on the Company’s financial condition, results of operations or cash flows.

Litigation

Pinnacle’s Fleming Bankruptcy Claim

The Company, on or about April 1, 2003, filed a reclamation claim against Fleming, a customer, in Flemings’ bankruptcy proceeding pending in the United States Bankruptcy Court for the District of Delaware in the amount of $964. Fleming has claimed that the products in controversy had been commingled with other products and that the value of Pinnacle’s claim is $0. Additionally, on or about January 31, 2004 Fleming identified alleged preferential transfers to Pinnacle of up to $6,493, of which Fleming has alleged $5,014 are, or may be, eligible for protection as “new value”. Fleming additionally alleged that some, if not all, of the alleged Pinnacle preferential transfers may qualify as “ordinary course of business” transactions. Fleming has also made claims regarding payments it describes as overpayment; unjust enrichment due to allegedly excess wire transfers and payments and debts arising out of military sales. The Company has been advised that similar allegations have been made by Fleming in many, if not all, of the other pending reclamation claims filed against Fleming. The Company is currently in the process of analyzing the claims. The Company’s attorneys have been in contact with counsel for Aurora and counsel for Fleming and all parties have expressed agreement that the most expedient manner to resolve the Aurora and Fleming claims would be to do so in the Fleming bankruptcy case under the terms of Fleming’s confirmed plan. Stipulations to this effect have been signed by all parties. The Company believes that resolution of such matters will not result in a material impact on the Company’s financial condition, results of operations or cash flows.

Aurora’s Fleming Bankruptcy Claim

The Company (Aurora), on or about March 31, 2003, filed a reclamation claim against Fleming, a customer, in Flemings’ bankruptcy proceeding pending in the United States Bankruptcy Court for the District of Delaware in the amount of $595. Fleming has claimed that the products in controversy had been commingled with other products and that the value of Aurora’s claim is $299. Additionally, on or about February 2, 2004, Fleming identified alleged preferential transfers to Aurora of up to $5,942, of which Fleming has alleged $3,293 are, or may be, eligible for protection as “new value”. Fleming additionally alleged that some, if not all, of the alleged Aurora preferential transfers may qualify as “ordinary course of business” transactions. Fleming has also made claims regarding payments it describes as overpayment; unjust enrichment due to allegedly excess wire transfers and payments and debts arising out of military sales. The Company has been advised that similar allegations have been made by Fleming in many, if not all, of the other pending reclamation claims filed against Fleming. The Company is currently in the process of analyzing the claims. The Company’s attorneys have been in contact with counsel for Aurora and counsel for Fleming and all parties have expressed agreement that the most expedient manner to resolve the Aurora and Fleming claims would be to do so in the Fleming bankruptcy case under the terms of Fleming’s confirmed plan. Stipulations to this effect have been signed by all parties. The Company believes that resolution of such matters will not result in a material impact on the Company’s financial condition, results of operations or cash flows.

Employee Litigation — Indemnification of US Cold Storage

On March 21, 2002, an employee at the Omaha, NE facility, died as the result of an accident while operating a forklift at a Company-leased warehouse facility. OSHA conducted a full investigation and determined that the death was the result of an accident and found no violations against the Company. On March 18, 2004, the Estate of the deceased filed suit in District Court of Sarpy County, Nebraska, Case No: CI 04-391, against the Company, the owner of the forklift and the leased warehouse, the manufacturer of the forklift and the distributor of the forklift. The Company, having been the deceased’s employer, was named as a defendant for worker’s compensation subrogation purposes only.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

On May 18, 2004, the Company received notice from defendant, US Cold Storage, requesting the Company to accept the tender of defense for US Cold Storage in this case in accordance with the Indemnification provision of the warehouse lease. The request has been submitted to the Company’s insurance carrier for evaluation and the Company has been advised that the indemnification provision is not applicable in this matter and that Company should have no liability under that provision. Therefore, the Company believes that resolution of such matters will not result in a material impact on the Company’s financial condition, results of operations or cash flows.

R2 Appeal in Aurora Bankruptcy

Prior to its bankruptcy filing, the Company entered into an agreement with its prepetition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during the Company’s bankruptcy by filing an adversary proceeding and by objecting to confirmation. The bankruptcy court rejected the lender’s argument and confirmed the Company’s plan of reorganization. The lender then appealed from those orders of the bankruptcy court. The appeals are pending. It is too early to predict the outcome of the appeals. Included in the Company’s accrued liabilities is $20 million, which was assumed in the Aurora Transaction.

State of Illinois v. City of St. Elmo and Aurora Foods Inc.

The Company is a defendant in an action filed by the State of Illinois regarding the Company’s St. Elmo facility. The Illinois Attorney General filed a complaint seeking a restraining order prohibiting further discharges by the City of St. Elmo from its publicly owned wastewater treatment facility in violation of Illinois law and enjoining the Company from discharging its industrial waste into the City’s treatment facility. The complaint also asked for fines and penalties associated with the City’s discharge from its treatment facility and the Company’s alleged operation of its production facility without obtaining a state environmental operating permit. Management believes the remedial actions it has taken to date and is continuing to implement will minimize any fines and penalties associated with this matter.

In August 2004, the latest Consent Order was signed by the parties and by the Judge allowing the Company to continue discharging to the City of St. Elmo. In September 2004, the Company met with representatives from the State of Illinois Environmental Protection Agency and the State Attorney General’s Office and separately with the City of St. Elmo to inform them that the Company has begun engineering work and the permit application process to install a pre-treatment system at its St. Elmo facility during the fourth quarter of calendar year 2004 and the first quarter of calendar year 2005. The Company intends to vigorously defend any future claim for fines or penalties. The Company believes that resolution of such matters, including the associated fines and penalties, will not result in a material impact on the Company’s financial condition, results of operations or cash flows.

Underweight Products

In July 2004, it came to our attention that certain products produced in one of the plants have not met some state weight requirements. While we are in the process of investigating the scope of this issue, we have revised the operating procedures of the plant such that products produced there will comply with state product weight requirements. As a result of these weight issues, we voluntarily initiated return procedures for the product in the locations involved and also disposed of certain inventory held by the Company. Pinnacle has recorded a charge related to the returns and inventory of $3.4 million in the period ended July 31, 2004. As a result of these underweight products, the Company has recently received a letter from the State of California, County of Santa Barbara, requesting that the Company meet with it to discuss this issue and the remedial actions taken by the Company. A meeting was held with the involved California officials on December 8, 2004 at which time the issues and corrective steps taken by the Company were presented and discussed. While the Company believes it has taken appropriate remedial steps, it is probable that fines and penalties may be imposed. The State has recently responded with its acknowledgment of the Company’s cooperation with the investigation and prompt reaction to and correction of the issue, and proposed a settlement amount which the Company is negotiating with the State. The Company will continue to vigorously defend its actions to date since taking control of the Aurora Foods Inc. company. While the Company believes it has taken appropriate remedial steps, it is possible that fines and penalties may be imposed. The Company believes that resolution of such matters will not result in a material impact on the Company’s financial condition, results of operations or cash flows.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Other Matters

Bankruptcy filing of Winn-Dixie

On February 21, 2005, Winn-Dixie Stores, Inc., a customer that accounts for approximately 2% of the Company annual net sales, filed for Chapter 11 reorganization in U.S. Bankruptcy Court for the Southern District of New York. The amount due from Winn-Dixie at December 26, 2004 was $1,275 and was substantially collected prior to Winn-Dixie’s Chapter 11 filing. At the time of its Chapter 11 filing, amounts due from Winn-Dixie were approximately $750, which relates to sales from 2005. It is too early to predict what amount, if any, will be uncollectible from Winn-Dixie and the Company plans to provide an adequate provision in the first quarter of 2005.

Operating Leases

Certain offices, distribution facilities and equipment are under operating leases expiring on various dates through 2012. Total rental expense charged to operations of the Predecessor was $952 in the 16 weeks ended November 24, 2003, $3,359 in fiscal 2003 and $4,449 in fiscal 2002. Total rental expense charged to operations of the Successor was $1,497 in the 21 weeks ended December 26, 2004 and $2,539 in the 36 weeks ended July 31, 2004. The minimum future rental commitments under non-cancelable leases payable over the remaining lives of these leases approximate $5,227 in 2005, $4,798 in 2006, $4,735 in 2007, $4,707 in 2008, $4,790 in 2009 and 2010 through 2012, totaling $4,871. The single largest operating leases are for the corporate offices in Cherry Hill and Mountain Lakes, New Jersey. Under the terms of this lease agreement, if the lease is terminated early, Pinnacle would be required to accelerate rental payments of approximately $13.8 million due during the remainder of the lease.

15. Related Party Transactions

Management fees

Predecessor - The Predecessor incurred monitoring and oversight fees of $367 in the 16 weeks ended November 24, 2003, $1,136 in 2003 and $1,090 in 2002, which were paid to an affiliate of HMTF, its then largest stockholder. The monitoring and oversight agreement with the affiliate of HMTF was terminated at the time of the Pinnacle Merger.

Successor - On November 25, 2003, the Successor entered into a Management Agreement with JPMorgan Partners, LLC (“JPMP”) and J.W. Childs Associates, L.P. (“JWC”) where JPMP and JWC provide management, advisory and other services. The agreement calls for quarterly payments of $125 to each JPMP and JWC for management fees. Management fees to JPMP and JWC in total included in the Consolidated Statement of Operations for the 21 weeks ended December 26, 2004 and the 36 weeks ended July 31, 2004 were $417 and $681, respectively. In addition, the Company reimbursed JWC for out-of-pocket expenses totaling $33 during the 36 weeks ended July 31, 2004. In connection with the Pinnacle Merger, the Successor paid a transaction fee of $2,425 to each JPMP and JWC, in addition to $441 in fees and expenses. In connection with the Aurora Transaction, transaction fees were paid to JPMP and JWC of $1 million to each, plus $119 in fees and expenses. In connection with any subsequent acquisition transaction there will be a transaction fee of 1/2% of the aggregate purchase price to each of JPMP and JWC, plus fees and expenses. These transaction fees are included in Acquisition costs in Notes 1 and 3.

Also on November 25, 2003, the Successor entered into an agreement with CDM Capital LLC, an affiliate of CDM Investor Group LLC, where CDM Capital LLC will receive a transaction fee of 1/2% of the aggregate purchase price of future acquisitions (other than the Pinnacle Merger or the Aurora Transaction), plus fees and expenses.

As part of the amendment to the Senior Credit facility discussed in Note 9, the payment of the management fees have been suspended during the amendment period.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Leases and Aircraft

The Company leases office space owned by a party related to the Chairman. One office was leased through January 15, 2004. A new office was leased beginning January 15, 2004. The new lease provides for the Company to make leasehold improvements approximating $318. The base rent for the new office is $87 annually compared to $245 annually scheduled in the old office. Rent expense for the Successor included $39 in the 21 weeks ended December 26, 2004 for the new office and $91 in the 36 weeks ended July 31, 2004 of which $36 was for the old office and $55 for the new office. Rent expense of the Predecessor was $71, $283, and $228 in the 16 weeks ended November 24, 2003, fiscal 2003 and fiscal 2002, respectively.

The Predecessor also used an aircraft owned by a company indirectly owned by the Chairman. In connection with the use of this aircraft, the Predecessor paid net operating expenses of $1,180 in 2002 and $376 in the first quarter of fiscal 2003. In the second quarter of 2003, the agreement to use and pay for the plane was terminated early at a cost to the Predecessor of $2 million, which was included in the Consolidated Statement of Operations. Beginning November 25, 2003, the Successor resumed using the aircraft and in connection with the usage paid net operating expenses of $1,146 in the 21 weeks ended December 26, 2004 and $1,543 in the 36 weeks ended July 31, 2004. Also, during the November 2003 financing “road show”, the Company paid an additional $84 for usage of the aircraft; such amount is included in deferred financing costs in Other Assets in the Consolidated Balance Sheet as of July 31, 2004.

Debt and Interest Expense

See Note 9.

For the 21 weeks ended December 26, 2004 and the 36 weeks ended July 31, 2004, fees and interest expense recognized in the Consolidated Statement of Operations for the debt to the related party, JPMorgan Chase Bank, amounted to $148 and $362, respectively.

16. Segment and Geographic Area Information

The Company’s products and operations are managed and reported in two operating segments. The Frozen Foods segment consists of the following: dinners and entrees (Swanson), prepared seafood (Van de Kamp’s, Mrs. Paul’s, Avalon Bay), breakfast (Aunt Jemima), bagels (Lenders), and other frozen products (Celeste, Chef’s Choice).. The Dry Foods segment consists of the following product lines: pickles, peppers, and relish (Vlasic), baking mixes and frostings (Duncan Hines), syrups and pancake mixes (Mrs. Butterworth’s and Log Cabin), and other grocery products (Open Pit). Segment performance is evaluated based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Cost of products sold for the thirty-six weeks ended July 31, 2004 includes $39,489 ($9,879 frozen foods and $29,610 dry foods), representing the write-up of inventories to fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) at the dates of the acquisitions of inventories, which were sold subsequent to the acquisition dates. Corporate assets consist of deferred and prepaid income tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions, Pinnacle and Aurora merger related costs, the costs of unsuccessful business acquisitions and the contract termination discussed in Note 6.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

	Successor		Predecessor
	21 weeks ended	36 weeks ended	16 weeks ended	Fiscal year
	December 26,	July 31,	November 24,	ended July 31,
	2004	2004	2003	2003	2002
SEGMENT INFORMATION

Net sales
Frozen foods	$271,165	$319,936	$118,992	$342,115	$339,595
Dry foods	240,025	254,416	62,387	232,367	234,861

Total	$511,190	$574,352	$181,379	$574,482	$574,456

Earnings (loss) before interest and taxes
Frozen foods	$(22,649)	$(38,070)	$6,313	$(6,880)	$8,784
Dry foods	38,480	6,765	9,706	48,068	36,518
Unallocated corporate expenses	(4,972)	(29,845)	(11,432)	(16,108)	(15,484)

Total	$10,859	$(61,150)	$4,587	$25,080	$29,818

Depreciation and amortization
Frozen foods	$10,743	$16,414	$4,179	$14,027	$13,156
Dry foods	6,325	8,156	1,957	8,921	8,075

Total	$17,068	$24,570	$6,136	$22,948	$21,231

Capital expenditures
Frozen foods	$5,340	$6,533	$913	$4,456	$13,729
Dry foods	3,090	3,293	598	4,331	5,723

Total	$8,430	$9,826	$1,511	$8,787	$19,452

GEOGRAPHIC INFORMATION

Net sales
United States	$492,888	$552,655	$171,915	$548,951	$552,676
Canada	18,302	21,697	9,464	25,531	21,780

Total	$511,190	$574,352	$181,379	$574,482	$574,456

	Successor		Predecessor
	December 26,	July 31,	July 31,
	2004	2004	2003
SEGMENT INFORMATION:

Total Assets
Frozen foods	$671,860	$692,710	$239,270
Dry foods	1,092,196	1,090,190	216,128
Corporate	884	1,710	10,723

Total	$1,764,940	$1,784,610	$466,121

GEOGRAPHIC INFORMATION

Long-lived assets
United States	$223,719	$233,103	$149,615
Canada	21	21	24

Total	$223,740	$233,124	$149,639

Net sales to Wal-Mart Stores, Inc. were 18% in the 21 weeks ended December 26, 2004, 18% in fiscal 2004, 17% in fiscal 2003 and 14% in fiscal 2002 of consolidated net sales. No other single customer represents over 10% of consolidated net sales in any year.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

17. Quarterly Results (unaudited)

Summarized quarterly financial data is presented below. The second quarter of 2004 includes predecessor operations through November 24, 2003 and successor operations for November 25, 2003 through January 31, 2004.

Due to the change in fiscal end year to the last Sunday in December, only the results for the quarter ended October 31, 2004 were reported in the transition period.

Quarter Ended
Oct-04
Net sales	$328,834
Cost of products sold	262,991

Net earnings	(5,250)

	Quarter Ended
	Oct-03	Jan-04	Apr-04	Jul-04	Fiscal 2004
Net sales	$139,137	$143,176	$210,626	$262,792	$755,731
Cost of products sold	103,909	121,697	185,838	225,756	637,200

Net earnings	3,531	(27,517)	(36,101)	(26,900)	(86,987)

	Quarter Ended
	Oct-02	Jan-03	Apr-03	Jul-03	Fiscal 2003
Net sales	$130,240	$145,315	$145,684	$153,243	$574,482
Cost of products sold	104,553	111,095	111,083	120,796	447,527

Net earnings	1,065	730	6,001	652	8,448

Net earnings in fiscal 2004 and 2003 included the following items included in the “Other expense (income)” line on the Consolidated Statements of Operations, which are discussed in Note 6.

Cost of products sold – discussed in Note 1 and 3.

•	The second quarter of fiscal 2004 includes charges related to the write-up of inventory to fair value at the time of the Pinnacle Merger. These charges were $14,314.

•	The third quarter of fiscal 2004 includes charges related to the write-up of inventory to fair value at the time of the Pinnacle Merger and the Aurora Transaction. These charges were $11,990 and $11,290, respectively.

•	The fourth quarter of fiscal 2004 includes charges related to the write up of inventory to fair value at the time of the Aurora Transaction. These charges were $1,895.

Other expense (income), net – discussed in Note 6.

•	The first quarter of fiscal 2003 includes pre-tax expenses related to the unsuccessful Claussen acquisition of $660.

•	The second quarter of fiscal 2003 includes pre-tax expenses related to the contract termination of $2,000 and pre-tax credits related to the gain on insurance settlement of $518. These items net to a pre-tax expense of $1,482.

•	The third quarter of fiscal 2003 includes pre-tax credits related to the gain on insurance settlement of $259.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

•	The fourth quarter of fiscal 2003 includes pre-tax expenses related to the impairment of intangibles of $4,941 and merger costs of $547, and pre-tax credits related to the gain on insurance settlement of $6. These items net to a pre-tax expense of $5,482.

•	The second quarter of fiscal 2004 includes $19,223 of merger related expenses. This merger related expenses were made up of $11,000 for equity related compensation expense, $4,935 for predecessor stock option expense, $1,600 for retention expense, and $1,688 for change of control/waiver expense. In addition, a non-cash impairment loss of $1,292 related to the King’s Hawaiian intangibles was recorded during the quarter.

•	The third quarter of fiscal 2004 includes $8,020 of merger related expenses, consisting of $7,400 of non-cash equity related compensation expense and $620 of retention expense. In addition, a restructuring and impairment charge of $10,025 related to the announced closure of our Omaha frozen food facility was recorded in the third quarter.

•	The fourth quarter of fiscal 2004 includes $1,732 related to the announced closure of our Omaha frozen food facility. In addition, $4,801 of non-cash impairment charges were recorded related to the Chef’s Choice product, which included $1,835 in goodwill, $1,666 in recipes, and $1,300 in fixed assets. An additional $1,300 was recorded as a non-cash impairment charge related to the Avalon Bay trade name.

18. Guarantor and Nonguarantor Financial Statements

In connection with the Merger and Aurora Transaction described in Note 1 and as a part of the related financings, the Company issued $394 million of 8 1/4% senior subordinated notes ($200 million in November 2003 and $194 million in February 2004, collectively referred to as the “Notes”) in private placements pursuant to Rule 144A and Regulation S. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries.

The following consolidating financial information presents:

(1)	Consolidating (a) balance sheets as of December 26, 2004 and July 31, 2004 for the Successor and July 31, 2003 for the Predecessor and (b) the related statements of operations and cash flows for the 21 weeks ended December 26, 2004 and the 36 weeks ended July 31, 2004 for the Successor and the sixteen weeks ended November 24, 2003 and the fiscal years ended July 31, 2003 and 2002 for the Predecessor.

(2)	Elimination entries necessary to consolidate the Predecessor and Successor, with their respective guarantor subsidiaries and nonguarantor subsidiary.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries and nonguarantor subsidiary are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Balance Sheet — Successor
December 26, 2004

	PINNACLE
	FOODS	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	GROUP INC.	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Current assets:
Cash and cash equivalents	$490	$1,745	$—	$—	$2,235
Accounts receivable, net	40,488	29,308	4,569	—	74,365
Intercompany accounts receivable	4,439	—	—	(4,439)	—
Inventories, net	70,443	131,788	3,279	—	205,510
Other current assets	940	2,968	83	—	3,991
Deferred income taxes	—	—	22		22

Total current assets	116,800	165,809	7,953	(4,439)	286,123

Plant assets, net	101,774	121,945	21	—	223,740
Investment in subsidiaries	263,384	1,183	—	(264,567)	—
Intercompany note receivable	182,054	543	—	(182,597)	—
Trade names	674,388	106,156	—	—	780,544
Other assets, net	57,493	177	—	—	57,670
Goodwill	272,618	144,245	—	—	416,863

Total assets	$1,668,511	$540,058	$7,974	$(451,603)	$1,764,940

Current liabilities:
Current portion of long-term obligations	$5,460	$114	$—	$—	$5,574
Accounts payable	51,815	33,894	2,212	—	87,921
Intercompany accounts payable	—	3,001	1,438	(4,439)	—
Accrued trade marketing expense	30,864	12,813	2,337	—	46,014
Accrued liabilities	50,796	26,817	122	—	77,735
Accrued income taxes	99	1,240	138	—	1,477

Total current liabilities	139,034	77,879	6,247	(4,439)	218,721

Long-term debt	937,300	206	—	—	937,506
Intercompany note payable	—	182,054	543	(182,597)	—
Postretirement benefits	825	2,115		—	2,940
Deferred income taxes	197,985	14,420	1	—	212,406

Total liabilities	1,275,144	276,674	6,791	(187,036)	1,371,573

Commitments and contingencies	—	—	—	—	—

Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	519,433	287,710	935	(288,645)	519,433
Accumulated other comprehensive income (loss)	48	48	48	(96)	48
Carryover of Predecessor basis of net assets	(17,495)	—	—	—	(17,495)
Retained earnings (accumulated deficit)	(108,619)	(24,374)	200	24,174	(108,619)

Total shareholder’s equity	393,367	263,384	1,183	(264,567)	393,367

Total liabilities and shareholder’s equity	$1,668,511	$540,058	$7,974	$(451,603)	$1,764,940

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Balance Sheet — Successor
July 31, 2004

	PINNACLE
	FOODS	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	GROUP INC.	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Current assets:
Cash and cash equivalents	$510	$36,816	$455	$—	$37,781
Accounts receivable, net	39,365	24,651	2,421	—	66,437
Intercompany accounts receivable	—	4,165	—	(4,165)	—
Inventories, net	69,223	111,077	2,038	—	182,338
Other current assets	1,399	5,233	39	—	6,671
Deferred income taxes	—	—	26		26

Total current assets	110,497	181,942	4,979	(4,165)	293,253

Plant assets, net	102,989	130,114	21	—	233,124
Investment in subsidiaries	266,603	787	—	(267,390)	—
Intercompany note receivable	185,042	—	—	(185,042)	—
Trade names	672,860	107,696	—	—	780,556
Other assets, net	56,468	168	—	—	56,636
Goodwill	276,930	144,111	—	—	421,041

Total assets	$1,671,389	$564,818	$5,000	$(456,597)	$1,784,610

Current liabilities:
Current portion of long-term obligations	$5,380	$—	$—	$—	$5,380
Current portion of long-term obligations — related party	80	—	—	—	80
Accounts payable	38,317	45,942	1,260	—	85,519
Intercompany accounts payable	3,423	—	742	(4,165)	—
Accrued trade marketing expense	28,134	13,370	1,224	—	42,728
Accrued liabilities	49,453	35,572	211	—	85,236
Accrued income taxes	—	1,345	231	—	1,576

Total current liabilities	124,787	96,229	3,668	(4,165)	220,519

Long-term debt	930,968	—	—	—	930,968
Long-term debt — related party	7,900	—	—	—	7,900
Intercompany note payable	—	184,497	545	(185,042)	—
Postretirement benefits	815	3,387	—	—	4,202
Deferred income taxes	188,904	14,102	—	—	203,006

Total liabilities	1,253,374	298,215	4,213	(189,207)	1,366,595

Commitments and contingencies	—	—	—	—	—

Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	519,433	287,710	935	(288,645)	519,433
Accumulated other comprehensive income (loss)	(10)	(10)	(10)	20	(10)
Carryover of Predecessor basis of net assets	(17,495)	—	—	—	(17,495)
Retained earnings (accumulated deficit)	(83,913)	(21,097)	(138)	21,235	(83,913)

Total shareholder’s equity	418,015	266,603	787	(267,390)	418,015

Total liabilities and shareholder’s equity	$1,671,389	$564,818	$5,000	$(456,597)	$1,784,610

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Pinnacle Foods Holding Corporation
Consolidated Balance Sheet — Predecessor
July 31, 2003

	PINNACLE FOODS
	HOLDING	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	CORPORATION	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Current assets:
Cash and cash equivalents	$—	$71,535	$593		$72,128
Accounts receivable, net	—	31,651	1,673		33,324
Intercompany accounts receivable	—	1,685		(1,685)	—
Inventories, net	—	81,516	1,075		82,591
Other current assets	—	6,037	753		6,790
Deferred income taxes	—	7,243	—		7,243

Total current assets	—	199,667	4,094	(1,685)	202,076

Plant assets, net	—	149,615	24		149,639
Investment in subsidiaries	178,487	1,056		(179,543)	—
Intercompany note receivable	—	545		(545)	—
Trade names	—	88,000			88,000
Other assets, net	—	8,424			8,424
Goodwill	—	17,647	335		17,982

Total assets	$178,487	$464,954	$4,453	$(181,773)	$466,121

Current liabilities
Current portion of long-term obligations	$—	$15,000			$15,000
Accounts payable	—	30,504	404		30,908
Intercompany accounts payable	—	—	1,685	(1,685)	—
Accrued trade marketing expense	—	19,147	420		19,567
Accrued liabilities	—	25,149	196		25,345
Accrued income taxes	—	501			501

Total current liabilities	—	90,301	2,705	(1,685)	91,321

Long-term debt	—	160,000			160,000
Intercompany note payable	—	—	545	(545)	—
Postretirement benefits	—	33,121			33,121
Deferred income taxes	—	3,192			3,192

Total liabilities	—	286,614	3,250	(2,230)	287,634

Commitments and contingencies

Shareholder’s equity
Pinnacle Common Stock, $.01 par value;	1,626	—		—	1,626
Additional paid-in-capital	164,322	165,948	1,465	(167,413)	164,322
Accumulated other comprehensive income	147	—	147	(147)	147
Retained earnings (accumulated deficit)	12,392	12,392	(409)	(11,983)	12,392

Total shareholder’s equity	178,487	178,340	1,203	(179,543)	178,487

Total liabilities and shareholder’s equity	$178,487	$464,954	$4,453	$(181,773)	$466,121

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Statement of Operations — Successor
For the 21 weeks ended December 26, 2004

	PINNACLE
	FOODS	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	GROUP INC.	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Net sales	$278,815	$223,801	$18,297	$(9,723)	$511,190

Costs and expenses
Cost of products sold	222,588	191,928	14,832	(9,268)	420,080
Marketing and selling expenses	33,643	17,569	2,376		53,588
Administrative expenses	8,897	5,826	493		15,216
Research and development expenses	866	593			1,459
Intercompany royalties	—	—	144	(144)
Intercompany technical service fees	—	—	311	(311)
Goodwill impairment charge	2,675	1,633			4,308
Other expense (income), net	1,840	3,840			5,680
Equity in loss (earnings) of investees	3,277	(338)		(2,939)

Total costs and expenses	273,786	221,051	18,156	(12,662)	500,331

(Loss) earnings before interest and taxes	5,029	2,750	141	2,939	10,859

Intercompany interest (income) expense	(5,064)	5,054	10
Interest expense	26,250	10			26,260
Interest income	—	114	6		120

(Loss) earnings before income taxes	(16,157)	(2,200)	137	2,939	(15,281)
Provision (benefit) for income taxes	8,549	1,077	(201)		9,425

Net (loss) earnings	$(24,706)	$(3,277)	$338	$2,939	$(24,706)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Statement of Operations — Successor
For the 36 weeks ended July 31, 2004

	PINNACLE
	FOODS	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	GROUP INC.	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Net sales	$183,099	$379,223	$21,697	$(9,667)	$574,352

Costs and expenses
Cost of products sold	166,237	328,175	17,664	(9,109)	502,967
Marketing and selling expenses	16,450	38,680	2,780	—	57,910
Administrative expenses	8,347	23,168	743	—	32,258
Research and development expenses	552	1,884	—	—	2,436
Intercompany royalties	—	—	207	(207)	—
Intercompany technical service fees	—	—	351	(351)	—
Goodwill impairment charge	1,835	—	—	—	1,835
Other expense (income), net	24,910	13,186	—	—	38,096
Equity in (earnings) loss of investees	21,097	138	—	(21,235)	—

Total costs and expenses	239,428	405,231	21,745	(30,902)	635,502

Earnings (loss) before interest and taxes	(56,329)	(26,008)	(48)	21,235	(61,150)

Intercompany interest (income) expense	(5,329)	5,311	18	—	—
Interest expense	26,240	—	—	—	26,240
Interest income	88	222	10	—	320

Earnings (loss) before income taxes	(77,152)	(31,097)	(56)	21,235	(87,070)
Provision (benefit) for income taxes	6,761	(10,000)	82	—	(3,157)

Net earnings (loss)	$(83,913)	$(21,097)	$(138)	$21,235	$(83,913)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Statement of Operations — Predecessor
For the 16 weeks ended November 24, 2003

	PINNACLE
	FOODS	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	GROUP INC.	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Net Sales	$—	$176,819	$9,464	$(4,904)	$181,379

Costs and expenses
Cost of products sold	—	130,954	7,862	(4,583)	134,233
Marketing and selling expenses	—	23,283	1,052	—	24,335
Administrative expenses	—	9,176	278	—	9,454
Research and development expenses	—	814	—	—	814
Intercompany royalties	—	—	97	(97)	—
Intercompany technical service fees	—	—	224	(224)	—
Other expense (income), net	—	7,838	118	—	7,956
Equity in (earnings) loss of investees	3,074	160	—	(3,234)	—

Total costs and expenses	3,074	172,225	9,631	(8,138)	176,792

Earnings (loss) before interest and taxes	(3,074)	4,594	(167)	3,234	4,587

Intercompany interest (income) expense	—	(8)	8	—	—
Interest expense	—	9,310	—	—	9,310
Interest income	—	137	6	—	143

Earnings (loss) before income taxes	(3,074)	(4,571)	(169)	3,234	(4,580)
Provision (benefit) for income taxes	—	(1,497)	(9)	—	(1,506)

Net earnings (loss)	$(3,074)	$(3,074)	$(160)	$3,234	$(3,074)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Pinnacle Foods Holding Corporation
Consolidated Statement of Operations — Predecessor
For the year ended July 31, 2003

	PINNACLE FOODS
	HOLDING	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	CORPORATION	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Net Sales	$—	$561,386	$25,531	$(12,435)	$574,482

Costs and expenses
Cost of products sold	—	436,843	22,170	(11,486)	447,527
Marketing and selling expenses	—	55,936	1,979	—	57,915
Administrative expenses	—	31,993	885	—	32,878
Research and development expenses	—	3,040	—	—	3,040
Intercompany royalties	—	—	255	(255)	—
Intercompany technical service fees	—	—	694	(694)	—
Goodwill impairment charge	—	1,550	—	—	1,550
Other expense (income), net	—	6,492	—	—	6,492
Equity in (earnings) loss of investees	(8,448)	304	—	8,144	—

Total costs and expenses	(8,448)	536,158	25,983	(4,291)	549,402

Earnings (loss) before interest and taxes	8,448	25,228	(452)	(8,144)	25,080

Intercompany interest (income) expense	—	(30)	30	—	—
Interest expense	—	11,592	—	—	11,592
Interest income	—	459	17	—	476

Earnings (loss) before income taxes	8,448	14,125	(465)	(8,144)	13,964
Provision (benefit) for income taxes	—	5,677	(161)	—	5,516

Net earnings (loss)	$8,448	$8,448	$(304)	$(8,144)	$8,448

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Pinnacle Foods Holding Corporation
Consolidated Statement of Operations — Predecessor
For the year ended July 31, 2002

	PINNACLE FOODS
	HOLDING	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	CORPORATION	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Net Sales	$—	$561,882	$21,780	$(9,206)	$574,456

Costs and expenses
Cost of products sold	—	442,727	17,834	(8,416)	452,145
Marketing and selling expenses	—	49,095	2,363	—	51,458
Administrative expenses	—	31,725	621	—	32,346
Research and development expenses	—	3,552	—	—	3,552
Intercompany royalties	—	—	287	(287)	—
Intercompany technical service fees	—	—	503	(503)	—
Other expense (income), net	—	5,137	—	—	5,137
Equity in (earnings) loss of investees	(11,922)	—	—	11,922	—

Total costs and expenses	(11,922)	532,236	21,608	2,716	544,638

Earnings (loss) before interest and taxes	11,922	29,646	172	(11,922)	29,818

Intercompany interest (income) expense	—	(73)	73	—	—
Interest expense	—	14,508	5	—	14,513
Interest income	—	786	21	—	807

Earnings (loss) before income taxes	11,922	15,997	115	(11,922)	16,112
Provision for income taxes	—	4,075	115	—	4,190

Net earnings (loss)	$11,922	$11,922	$—	$(11,922)	$11,922

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Statement of Cash Flows — Successor
For the 21 weeks ended December 26, 2004

	PINNACLE
	FOODS	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	GROUP INC.	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Cash flows from operating activities
Net (loss) earnings from operations	$(24,706)	$(3,277)	$338	$2,939	$(24,706)
Non-cash charges (credits) to net earnings
Depreciation and amortization	7,413	9,652	3		17,068
Restructuring and impairment charge	2,687	4,282			6,969
Amortization of debt acquisition costs	1,995	—			1,995
Amortization of bond premium	(201)	—			(201)
Change in value of financial instruments	(360)	—			(360)
Equity in loss (earnings) of investees	3,277	(338)		(2,939)
Postretirement healthcare benefits	11	(1,273)			(1,262)
Pension expense		310			310
Deferred income taxes	8,450	948			9,398
Changes in working capital
Accounts receivable	(1,123)	(4,657)	(1,954)		(7,734)
Intercompany accounts receivable	(590)	(50)	640
Inventories	(1,220)	(20,712)	(1,078)		(23,010)
Accrued trade marketing expense	2,730	(557)	1,015		3,188
Accounts payable	13,498	4,641	543		18,682
Other current assets and liabilities	(682)	(1,837)	(306)		(2,825)

Net cash provided by (used in) operating activities	11,179	(12,868)	(799)	—	(2,488)

Cash flows from investing activities
Capital expenditures	(2,758)	(5,315)	—		(8,073)
Pinnacle merger consideration		(130)			(130)
Aurora merger costs	(2,333)	—			(2,333)
Acquisition of license	(1,919)				(1,919)

Net cash used in investing activities	(7,010)	(5,445)	—	—	(12,455)

Cash flows from financing activities
Change in bank overdrafts	—	(16,721)	308		(16,413)
Repayment of capital lease obligations	(4)	(37)			(41)
Successor’s debt acquisition costs	(2,822)	—			(2,822)
Proceeds from Successor’s notes payable borrowings	30,000	—			30,000
Repayments of Successor’s notes payable	(30,000)	—			(30,000)
Repayments of Successor’s long term obligations	(1,363)	—			(1,363)

Net cash (used in) provided by financing activities	(4,189)	(16,758)	308	—	(20,639)

Effect of exchange rate changes on cash	—	—	36	—	36

Net change in cash and cash equivalents	(20)	(35,071)	(455)	—	(35,546)

Cash and cash equivalents — beginning of period	510	36,816	455		37,781

Cash and cash equivalents — end of period	$490	$1,745	$—	$—	$2,235

Supplemental disclosures of cash flow information:
Interest paid	$23,547	$—	$—	$—	$23,547
Interest received	—	114	6	—	120
Income taxes refunded (paid)	—	627	—	—	627
Non-cash investing activity:
Capital leases	—	(357)	—	—	(357)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Statement of Cash Flows — Successor
For the 36 weeks ended July 31, 2004

	PINNACLE
	FOODS	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	GROUP INC.	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Cash flows from operating activities
Net earnings (loss) from operations	$(83,913)	$(21,097)	$(138)	$21,235	$(83,913)
Non-cash charges (credits) to net earnings
Depreciation and amortization	6,471	18,094	5		24,570
Restructuring and impairment charge	6,101	10,211			16,312
Amortization of debt acquisition costs	2,652	—			2,652
Amortization of bond premium	(323)	—			(323)
Change in value of financial instruments	(3,492)	—			(3,492)
Equity related compensation charge	18,400	—			18,400
Equity in (earnings) loss of investees	21,097	138		(21,235)	—
Postretirement healthcare benefits	9	(602)			(593)
Pension expense	—	820			820
Deferred income taxes	6,761	(9,551)	(152)		(2,942)
Changes in working capital
Accounts receivable	10,958	17,978	123		29,059
Intercompany accounts receivable	51,860	(51,617)	(243)		—
Inventories	(5,635)	26,303	(185)		20,483
Accrued trade marketing expense	641	(271)	98		468
Accounts payable	22,508	1,791	79		24,378
Other current assets and liabilities	(26,023)	10,344	870		(14,809)

Net cash provided by (used in) operating activities	28,072	2,541	457	—	31,070

Cash flows from investing activities
Capital expenditures	(2,668)	(7,156)	(2)		(9,826)
Pinnacle merger consideration	(361,062)	—			(361,062)
Pinnacle merger costs	(7,154)	—			(7,154)
Aurora merger consideration	(663,759)	—			(663,759)
Aurora merger costs	(16,980)	—			(16,980)

Net cash used in investing activities	(1,051,623)	(7,156)	(2)	—	(1,058,781)

Cash flows from financing activities
Change in bank overdrafts	—	11,603			11,603
Repayment of capital lease obligations	(4)	—			(4)
Equity contribution to Successor	275,088	—			275,088
Successor’s debt acquisition costs	(37,766)	—			(37,766)
Proceeds from Successor’s bond offerings	400,976	—			400,976
Proceeds from Successor’s bank term loans	545,000	—			545,000
Proceeds from Successor’s notes payable borrowings	21,500	—			21,500
Repayments of Successor’s notes payable	(21,500)	—			(21,500)
Repayments of Predecessor’s long term obligations	—	(175,000)			(175,000)
Repayments of Successor’s long term obligations	(1,363)	—			(1,363)
Intercompany loans	(175,370)	175,370			—
Repayments of intercompany loans	17,500	(17,500)			—

Net cash provided by (used in) financing activities	1,024,061	(5,527)	—	—	1,018,534

Effect of exchange rate changes on cash	—	—	—	—	—
Net change in cash and cash equivalents	510	(10,142)	455	—	(9,177)

Cash and cash equivalents — beginning of period	—	46,958	—		46,958

Cash and cash equivalents — end of period	$510	$36,816	$455	$—	$37,781

Supplemental disclosures of cash flow information:
Interest paid	$28,776	$—	$—	$—	$28,776
Interest received	89	221	10	—	320
Income taxes paid	—	37	—	—	37
Non-cash investing activity:
Aurora merger consideration	(225,120)	—	—	—	(225,120)
Aurora merger costs	(4,628)	—	—	—	(4,628)
Non-cash financing activity:
Aurora merger equity contribution	225,120	—	—	—	225,120

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Statement of Cash Flows — Predecessor

For the 16 weeks ended November 24, 2003

	PINNACLE
	FOODS	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	GROUP INC.	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Cash flows from operating activities
Net earnings (loss) from operations	$(3,074)	$(3,074)	$(160)	$3,234	$(3,074)
Non-cash charges (credits) to net earnings			—
Depreciation and amortization	—	6,131	5	—	6,136
Restructuring and impairment charge	—	1,262	—	—	1,262
Amortization of debt acquisition costs	—	6,907	—	—	6,907
Equity related compensation charge	—	4,935	—	—	4,935
Equity in (earnings) loss of investees	3,074	160	—	(3,234)	—
Postretirement healthcare benefits	—	(527)	—	—	(527)
Pension expense	—	342	—	—	342
Deferred income taxes	—	(986)	—	—	(986)
Changes in working capital
Accounts receivable	—	(8,513)	(784)	—	(9,297)
Intercompany accounts receivable	—	848	(848)	—	—
Inventories	—	(24,561)	(727)	—	(25,288)
Accrued trade marketing expense	—	(5,506)	691	—	(4,815)
Accounts payable	—	514	765	—	1,279
Other current assets and liabilities	—	(736)	423	—	(313)

Net cash used in operating activities	—	(22,804)	(635)	—	(23,439)

Cash flows from investing activities
Capital expenditures	—	(1,511)	—		(1,511)

Net cash used in investing activities	—	(1,511)	—	—	(1,511)

Cash flows from financing activities
Change in bank overdrafts	—	(262)	—	—	(262)
Intercompany advance	42,186	(42,186)	—	—	—

Net cash used in financing activities	42,186	(42,448)	—	—	(262)

Effect of exchange rate changes on cash	—	—	42	—	42
Net change in cash and cash equivalents	42,186	(66,763)	(593)	—	(25,170)

Cash and cash equivalents — beginning of period	—	71,535	593	—	72,128

Cash and cash equivalents — end of period	$42,186	$4,772	$—	$—	$46,958

Supplemental disclosures of cash flow information:
Interest paid	$—	$2,518	$—	$—	$2,518
Interest received	—	143	—	—	143
Income taxes paid/(refunded)	—	(2,856)	(452)	—	(3,308)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Pinnacle Foods Holding Corporation

Consolidated Statement of Cash Flows — Predecessor
For the year ended July 31, 2003

	PINNACLE FOODS
	HOLDING	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	CORPORATION	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Cash flows from operating activities
Net earnings (loss) from operations	$8,448	$8,448	$(304)	$(8,144)	$8,448
Non-cash charges (credits) to net earnings
Depreciation and amortization	—	22,942	6		22,948
Amortization of debt acquisition costs	—	1,630			1,630
Impairment of intangibles and goodwill	—	4,941			4,941
Equity in (earnings) loss of investees	(8,448)	304		8,144	—
Postretirement healthcare benefits	—	(1,324)			(1,324)
Pension expense	—	1,323			1,323
Deferred income taxes	—	5,712	50		5,762
Changes in working capital	—
Accounts receivable	—	(784)	(28)		(812)
Intercompany accounts receivable	—	392	(392)		—
Inventories	—	(3,181)	964		(2,217)
Accrued trade marketing expense	—	(1,780)	74		(1,706)
Accounts payable	—	(4,796)	111		(4,685)
Other current assets and liabilities	—	(1,345)	(12)		(1,357)

Net cash provided by operating activities	—	32,482	469	—	32,951

Cash flows from investing activities
Payments for business acquisitions	—	(56)			(56)
Capital expenditures	—	(8,763)	(24)		(8,787)
Sale of plant assets	—	48			48

Net cash used in investing activities	—	(8,771)	(24)	—	(8,795)

Cash flows from financing activities
Change in bank overdrafts	—	(2,419)			(2,419)
Repayment of capital lease obligations	—	(9)			(9)
Repayments of long term obligations	—	(15,000)			(15,000)
Issuance of common stock	412	—			412
Capital contributions to subsidiaries	(412)	412			—

Net cash used in financing activities	—	(17,016)	—	—	(17,016)

Effect of exchange rate changes on cash			17		17
Net change in cash and cash equivalents	—	6,695	462		7,157

Cash and cash equivalents — beginning of period	—	64,840	131		64,971

Cash and cash equivalents — end of period	$—	$71,535	$593	$—	$72,128

Supplemental disclosures of cash flow information:
Interest paid	$—	$10,001	$26	$(26)	$10,001
Interest received	—	485	17	(26)	476
Income taxes paid (refunded)	—	(108)	(161)	—	(269)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except where noted in millions)

Pinnacle Foods Holding Corporation

Consolidated Statement of Cash Flows — Predecessor

For the year ended July 31, 2002

	PINNACLE FOODS
	HOLDING	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	CORPORATION	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Cash flows from operating activities
Net earnings (loss) from operations	$11,922	$11,922	$—	$(11,922)	$11,922
Non-cash charges (credits) to net earnings
Depreciation and amortization	—	21,228	3		21,231
Amortization of debt acquisition costs	—	1,630			1,630
Equity in (earnings) loss of investees	(11,922)	—		11,922	—
Postretirement healthcare benefits	—	3,955			3,955
Pension expense	—	901			901
Deferred income taxes	—	3,016	(6)		3,010
Changes in working capital
Accounts receivable	—	(2,621)	(117)		(2,738)
Intercompany accounts receivable	—	5	(5)
Inventories	—	6,398	1,838		8,236
Accrued trade marketing expense	—	(1,180)	(64)		(1,244)
Accounts payable	—	12,156	(216)		11,940
Other current assets and liabilities	—	6,279	(627)		5,652

Net cash provided by operating activities	—	63,689	806	—	64,495

Cash flows from investing activities
Payments for business acquisitions	—	(7,354)	(6)		(7,360)
Capital expenditures	—	(19,452)			(19,452)

Net cash used in investing activities	—	(26,806)	(6)	—	(26,812)

Cash flows from financing activities
Change in bank overdrafts	—	7,799			7,799
Repayment of intercompany notes payable	—	1,275	(1,275)		—
Repayment of capital lease obligations	—	(75)			(75)
Issuance on common stock	2,161	—			2,161
Capital contributions to subsidiaries	(2,161)	2,161			—

Net cash provided by (used in) financing activities	—	11,160	(1,275)	—	9,885

Effect of exchange rate changes on cash			(19)		(19)

Net change in cash and cash equivalents	—	48,043	(494)		47,549
Cash and cash equivalents — beginning of period	—	16,797	625		17,422

Cash and cash equivalents — end of period	$—	$64,840	$131	$—	$64,971

Supplemental disclosures of cash flow information:
Interest paid	$—	$12,667	$5	$—	$12,672
Interest received	—	786	21	—	807
Income taxes paid	—	7,140	882	—	8,022

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 26, 2004. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective.

In addition, there was no change in our internal control over financial reporting that occurred during the 21 weeks ended December 26, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers, key employees and directors.

Name	Age	Position

C. Dean Metropoulos	58	Chairman of the Board, Chief Executive Officer and Director

N. Michael Dion	47	Executive Vice President and Chief Financial Officer

Michael J. Cramer	52	Executive Vice President and Chief Administrative Officer

Evan Metropoulos	51	Executive Vice President, Operations and Technical Services

Louis Pellicano	58	Executive Vice President, Business Development and Acquisitions and Assistant Secretary

David Roe	41	Executive Vice President, Marketing

William Toler	45	Executive Vice President, Sales

M. Kelley Maggs	53	Senior Vice President, General Counsel and Secretary

Lynne M. Misericordia	41	Vice President, Treasurer and Assistant Secretary

John F. Kroeger	49	Vice President, Human Resources; Assistant General Counsel and Assistant Secretary

Stephen P. Murray	42	Director

Terry Peets	60	Director

Kevin G. O’Brien	39	Director

John W. Childs	63	Director

Adam L. Suttin	37	Director

Raymond B. Rudy	73	Director

David R. Jessick	51	Director

Brett G. Wyard	35	Director

C. Dean Metropoulos has served as our Chairman and Chief Executive Officer since March 19, 2004. Prior thereto, Mr. Metropoulos held the same position with Pinnacle since its inception in 2001. Mr. Metropoulos is also Chairman and Chief Executive Officer of CDM Investor Group LLC, a merchant banking and management firm. Some of the recent transactions for which affiliates of CDM Investor Group LLC have provided senior management include Hillsdown Holdings, PLC (Premier International Foods, Burtons Biscuits and Christie Tyler Furniture), Mumm and Perrier Jouet Champagnes, International Home Foods, Ghirardelli Chocolates, The Morningstar Group and Stella Foods, Inc. Mr. Metropoulos also sits on the board of National Waterworks, Inc. and a number of privately held companies in both the United States and Europe. Mr. Metropoulos began his career with GTE International, where his last position before leaving to establish his merchant banking and management firm was Senior Vice President.

N. Michael Dion has been our Executive Vice President and Chief Financial Officer since March 19, 2004. Prior thereto, Mr. Dion held the same position with Pinnacle since its inception in 2001. Mr. Dion has been affiliated with affiliates of CDM Investor Group LLC and each of the business platforms that Mr. Metropoulos and his team have managed since 1990. Mr. Dion served as Senior Vice President and Chief Financial Officer of International Home Foods from November 1996 to November 1999. Mr. Dion is also a Certified Public Accountant.

Michael J. Cramer has been our Executive Vice President and Chief Administrative Officer since March 19, 2004. From 1998 to 2004, Mr. Cramer served as President and COO of Southwest Sports Group, LLC, and Southwest Sports Realty, LP and as part of those duties, he served at various times as President of the Texas Rangers Baseball Club and Dallas Stars Hockey Team. Prior to joining Southwest Sports Group in 1998, Mr. Cramer was affiliated with each of the platforms C. Dean Metropoulos managed since 1987. In that capacity he served as Executive Vice President and as a member of the Board of Directors of International Home Foods; Executive Vice President and

General Counsel of The Morningstar Group Inc. and Executive Vice President of Administration and General Counsel of Stella Foods, Inc. Prior to that time, he was engaged in the private practice of law for several years in Wisconsin.

Evan Metropoulos has been our Executive Vice President, Operations and Technical Services since March 19, 2004. Prior thereto, Evan Metropoulos held the same position with Pinnacle since its inception in 2001. Evan Metropoulos is also a founding partner of affiliates of CDM Investor Group LLC, and has overseen the manufacturing operations for affiliates of CDM Investor Group LLC portfolio platforms in the United States and Europe. Evan Metropoulos is the brother of C. Dean Metropoulos.

Louis Pellicano has been our Executive Vice President, Business Development and Acquisitions and Assistant Secretary since March 19, 2004. Prior thereto, Mr. Pellicano held the same position with Pinnacle since its inception in 2001. Mr. Pellicano is also a founding partner of CDM Investor Group LLC. During the past twelve years at affiliates of CDM Investor Group LLC, Mr. Pellicano has played a significant role in the acquisition, monitoring and successful exit of all affiliates of CDM Investor Group LLC portfolio food platforms. Previously, Mr. Pellicano was Senior Vice President at International Home Foods until it was sold in 2000. Before affiliates of CDM Investor Group LLC, Mr. Pellicano spent twelve years at and was a co-founder of the Mergers & Acquisitions office in New York for Banque Nationale de Paris and Credit Lyonnais. He began his career with Ford Motor Company and Mobil Oil Corporation in various management positions.

David Roe is the Executive Vice President, Marketing. Prior thereto, Mr. Roe was the Executive Vice President and General Manager of our Dry Grocery division (Cake Mix, Pancake Syrups & Condiments). Mr. Roe joined Pinnacle in January 2004 following three years with Cendant Corporation as Executive Vice President and General Manager of Resorts Condominium International. Mr. Roe was previously the Senior Vice President & General Manager of International Home Foods’ Chef Boyardee Division prior to the sale of International Home Foods to ConAgra Foods in 2000. Before joining International Home Foods, Mr. Roe spent three years with the Pillsbury Company, where he was responsible for brand management for the Progresso and Green Giant brands. Mr. Roe began his career in 1985 with Reckitt & Colman (now Reckitt Benckiser), where he spent ten years in the United Kingdom and United States managing brands such as Colman’s Cooking Sauces, French’s Mustard, Black Flag Insecticides & Airwick Air Fresheners.

William Toler has been our Executive Vice President, Sales since March 19, 2004. Mr. Toler previously provided consulting services to Aurora and oversaw its sales department from June 2003 to March 2004. Mr. Toler was previously President of North America for ICG Commerce, a procurement services company. Before ICG Commerce, Mr. Toler was President of Campbell Sales Company from 1995 to 2000. At Campbell Sales Company, he was responsible for $4 billion in sales, including Campbell Soup Company’s flagship soup brands Condensed, Chunky and Select; V-8 beverages; and Prego and Pace sauces. He joined Campbell Sales Company from Nabisco, where he was Vice President, Sales and Integrated Logistics from 1992 to 1995. Prior to Nabisco, he was Vice President/National Sales Manager for Reckitt & Colman from 1989 to 1992. Mr. Toler began his career at Procter & Gamble, where he worked from 1981 to 1989; his last responsibility at Procter & Gamble was Eastern division manager of Health and Beauty Care.

M. Kelley Maggs has been our Senior Vice President, General Counsel and Secretary since March 19, 2004. Prior thereto, Mr. Maggs held the same position with Pinnacle since its inception in 2001. He has also been associated with affiliates of CDM Investor Group LLC for the past twelve years. Prior to his involvement with Pinnacle, Mr. Maggs held the same position with International Home Foods from November 1996 to December 2000. From 1993 to 1996, Mr. Maggs was employed with Stella Foods, Inc. as Vice President and General Counsel.

Lynne M. Misericordia has been our Vice President and Treasurer since March 19, 2004. Prior thereto, Ms. Misericordia held the same position with Pinnacle since its inception in 2001. Ms. Misericordia previously held the position of Treasurer with International Home Foods from November 1996 to December 2000. Before that, Ms. Misericordia was employed by Wyeth from August 1985 to November 1996 and held various financial positions.

John F. Kroeger was named Vice President, Human Resources in July 2004 and has been our Vice President and Assistant General Counsel since March 19, 2004. Prior thereto, Mr. Kroeger held the position of Vice President and Assistant General Counsel with Pinnacle since November 2001. From January 2001 to October 2001, Mr. Kroeger was the Vice President and General Counsel of Anadigics, Inc., a NASDAQ Company. From August 1998 until December 2000, Mr. Kroeger was Vice President and Assistant General Counsel at International Home Foods, Inc. Mr. Kroeger has also held general management and legal positions with leading companies in the chemical, pharmaceutical and petroleum-refining industries. Mr. Kroeger is a Director of Fiber-Tec Inc., a privately held medical supply company.

Stephen P. Murray became our director upon consummation of the Aurora Transaction on March 19, 2004. Mr. Murray is a Partner of JPMP. Prior to joining JPMP in 1984, Mr. Murray was a Vice President with the Middle-Market Lending Division of Manufacturers Hanover Trust Company. Currently, he serves as a director of La Petite Academy, Zoots, Warner Chilcott, AMC, National Waterworks, Inc. and Strongwood Insurance.

Terry Peets became our director upon consummation of the Aurora Transaction on March 19, 2004. Mr. Peets is an advisor to JPMP in its consideration of consumer segment investment opportunities. Over the past 25 years, Mr. Peets has served as Chairman of Bruno’s Supermarkets, Inc., Executive Vice President of Vons Grocery Company, Executive Vice President of Ralphs Grocery Company, and President and CEO of PIA Merchandising, Inc. Mr. Peets is the Chairman of the Board and Director of World Kitchens, Inc., Vice Chairman and Director of City of Hope, PSC Scanning Inc., Ruiz Foods Inc., Berry Plastics, Inc., Doane Pet Care, Inc. and Children’s Museum of Orange County. Mr. Peets holds an M.B.A. with honors from Pepperdine University.

Kevin G. O’Brien became our director upon consummation of the Aurora Transaction on March 19, 2004. Mr. O’Brien is a Principal of JPMP. Prior to joining JPMP in 2000, Mr. O’Brien was a Vice President in the High Yield Capital Markets and High Yield Corporate Finance Groups at Chemical Securities Inc. and Chase Securities Inc. since 1994. Previously, he was a commissioned officer in the U.S. Navy. Currently, he serves as a director of La Petite Academy and National Waterworks, Inc.

John W. Childs became our director upon consummation of the Aurora Transaction on March 19, 2004. Mr. Childs has been President of JWC since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from May 1987, most recently holding the position of Senior Managing Director. Prior to that, Mr. Childs was with the Prudential Insurance Company of America where he held various executive positions in the investment area ultimately serving as Senior Managing Director in charge of the Capital Markets Group. He is a director of Pan Am International Flight Academy, Inc., American Safety Razor Company, Sunny Delight Beverages Company, Sheridan Healthcare Inc. and Esselte AB.

Adam L. Suttin became our director upon consummation of the Aurora Transaction on March 19, 2004. Mr. Suttin has been a Partner of JWC since January 1998 and has been with JWC since July 1995. Prior to that time, Mr. Suttin was an executive at Thomas H. Lee Company from August 1989, most recently holding the position of Associate. Mr. Suttin is a director of American Safety Razor Company, The NutraSweet Company, Sunny Delight Beverages Company and Esselte AB.

Raymond B. Rudy became our director upon consummation of the Aurora Transaction on March 19, 2004. Mr. Rudy has been an Operating Partner of JWC since July 1995. Prior to that time, he was Deputy Chairman and Director of Snapple Beverage Corporation from 1992 until the company was sold in 1994. From 1987 to 1989, Mr. Rudy was President of Best Foods Subsidiaries of CPC International. From 1984 to 1986, Mr. Rudy was Chairman, President and CEO of Arnold Foods Company, Inc. He is the Chairman of American Safety Razor Company and Sunny Delight Beverages Company.

David R. Jessick became our director upon consummation of the Aurora Transaction on March 19, 2004. From December 1999 to July 2002, Mr. Jessick was Senior Executive Vice President and Chief Administrative Officer of Rite Aid Corporation. Prior to joining Rite Aid Corporation in 1999, Mr. Jessick spent three years at Fred Meyer, Inc., with his last position being Executive Vice President, Finance and Investor Relations. Prior to joining Fred Meyer, Inc., Mr. Jessick spent 17 years with Thrifty PayLess Holdings, Inc., with his last position being Executive Vice President and Chief Financial Officer. Prior thereto, Mr. Jessick worked as an auditor with KPMG. Mr. Jessick received a B.B.A. degree in accounting from Boise State University. He currently serves as a director and audit committee chair at World Kitchen, Inc. and Dollar Financial Corp. and as a director and audit committee member of Source Interlink.

Brett G. Wyard became our director upon consummation of the Aurora Transaction on March 19, 2004. Mr. Wyard is a Managing Director of Oaktree Capital Management LLC where he is part of Oaktree distressed opportunities group. Before joining Oaktree in 1999, Mr. Wyard served as a Vice President in Merrill Lynch’s global distressed situations group where he focused on proprietary debt investments in distressed and bankrupt situations. Prior to joining Merrill Lynch in 1997, Mr. Wyard spent three years as a senior associate in Houlihan, Lokey, Howard & Zukin, Inc.’s financial restructuring group providing financial advisory services to both distressed corporations and their creditor constituencies. Prior thereto, Mr. Wyard worked at Voyageur Asset Management in investment-grade bond management and Miller & Schroeder Financial in investment banking. Mr. Wyard received a B.A. degree in Economics from Boston College.

Committees of the board of directors

The board of directors of PFGI has an audit committee and a compensation committee. The audit committee recommends the annual appointment of auditors with whom the audit committee reviews the scope of audit and non-audit assignments and related fees and accounting principles we will use in financial reporting. The members of the audit committee are currently Messrs. O’Brien (who is a financial expert), Suttin and Peets. The compensation committee reviews and approves the compensation and benefits for our employees, directors and consultants, administer our employee benefit plans, authorize and ratify stock option grants and other incentive arrangement and authorize employment and related agreements. The members of the compensation committee are currently Messrs. C.D. Metropoulos, Murray and Childs.

Compensation committee interlocks and insider participation

Mr. C.D. Metropoulos, our Chairman and Chief Executive Officer, is the only member of the compensation committee who is also one of our employees or officers. However, Mr. C.D. Metropoulos does not participate in decisions affecting his own compensation. For information regarding certain transactions between us and Mr. C.D. Metropoulos, see “Certain relationships and related transactions.”

Compensation of directors

Our directors who are also our employees or employees of our principal stockholders will receive no additional compensation for their services as director. Those directors who are not employees of us or our principal stockholders will be paid (1) an annual retainer of $25,000 to be paid quarterly in arrears and (2) an annual option grant valued at $10,000 with a one year vesting period. We also intend to promptly reimburse our non-employee directors for reasonable expenses incurred to attend meetings of our board of directors or its committees.

Code of Ethics

Our employee handbook contains certain standards for ethical conduct required of our employees. We require all employees to meet our ethical standards which include compliance with all laws while performing their job duties with high integrity and professionalism.

We have also adopted a Code of Ethics for our Chief Executive Officer, our Chief Financial Officer and our Chief Administrative Officer and all other executive officers and other key employees. This Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with all applicable laws and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning total compensation earned or paid to PFGI’s Executive Officer and PFGI’s four other most highly compensated executive officers who served in such capacities as of December 26, 2004 (as of the end of the transition year) (collectively, the “named executive officers”), for services rendered to PFGI during each of the transition year and past three fiscal years.

In connection with the Pinnacle Transaction, Louis Pellicano, N. Michael Dion and Evan Metropoulos received payments under certain change of control agreements with Pinnacle of $250,000, $250,000 and $250,000, respectively.

In addition certain key other employees received retention benefits in an aggregate amount of approximately $2.2 million, which was paid in February 2004.

Summary compensation table

				Long-term compensation
		Annual		Securities
		compensation (1) (2)		underlying	LTIP	All Other
		Salary	Bonus	options/	Payments	Compensation (3)
Name and principal position	Year	($)	($)	SAR’s (#)	($)	($)

C. Dean Metropoulos	8/04 to 12/04	$846,154	—	—	—	$79,298	(4)
Chairman of the Board and	Fiscal 2004	1,521,233	520,833	—	—	298,428
Chief Executive Officer	Fiscal 2003	1,250,000	1,250,000	—	—	181,304
	Fiscal 2002	1,247,756	1,040,000	—	—	37,705

N. Michael Dion	8/04 to 12/04	190,384	—	—	—	—
Executive Vice President	Fiscal 2004	386,164	60,000	—	—	250,000	(5)
and Chief Financial Officer	Fiscal 2003	350,000	205,000	—	—	—
	Fiscal 2002	346,410	210,000	—	—	—

Evan Metropoulos	8/04 to 12/04	190,384	—	—	—	—
Executive Vice President	Fiscal 2004	386,164	62,500	—	—	250,000	(5)
	Fiscal 2003	350,000	175,000	—	—	—
	Fiscal 2002	214,027	100,000	—	—	—

Michael J. Cramer	8/04 to 12/04	169,231	—	—	—	28,413	(6)
Executive Vice President	Fiscal 2004	162,308	—	2,500,000	—	—
and Chief Administrative Officer

Louis Pellicano	8/04 to 12/04	148,077	—	—	—	—
Executive Vice President	Fiscal 2004	350,000	40,000	—	—	250,000	(5)
and Assistant Secretary	Fiscal 2003	350,000	175,000	—	—	—
	Fiscal 2002	346,410	150,000	—	—	—

Dianne W. Jacobs (7)	8/04 to 12/04	106,250	—	—	—	50,162	(8)
Executive Vice President	Fiscal 2004	287,442	148,500	1,650,000	—	374,060
Frozen Division	Fiscal 2003	259,877	129,428	—	—	—
	Fiscal 2002	247,436	166,496	—	—	—

(1)	Compensation for fiscal 2004, 2003 and 2002 is reported on the basis of our fiscal year ending in July. Bonuses are reported for the fiscal year earned and are typically paid to the executive in the first quarter of the subsequent fiscal year. During 2004, PFGI changed its bonus program from a July fiscal year basis to a calendar year basis. The 2004 reported bonus represents bonuses paid in July 2004 for the period August 2003 through December 2003.

(2)	For PFGI’s fiscal year ended July 31, 2002, Messrs. C.D. Metropoulos and E. Metropoulos each performed services for an affiliate of PFGI’s principal shareholder. Accordingly, these individuals’ base salaries for 2002 are lower than their base salaries per their respective employment contract with us.

(3)	Amounts totaling less than the lesser of $50,000 or 10% of total annual salary and bonus have been omitted. We provide the named executive officers with certain group life, health, medical, and other non-cash benefits that are generally available to all salaried employees and are not included in this column.

(4)	For Mr. C.D. Metropoulos, “All other compensation” includes items provided under his employment agreement with Pinnacle. For fiscal 2002 “All other compensation” includes the following benefits which were provided beginning January 1, 2002: $20,538 for personal use of company-provided vehicles, $16,413 for club dues and $754 for personal use of an aircraft that we provided. For fiscal 2003, “All other compensation” includes the following: $117,057 for accounting and tax services provided for Mr. C.D. Metropoulos, $36,850 for personal use of vehicles that we provided and $27,398 for club dues. For fiscal 2004, “All other compensation” includes the following: $117,057 for accounting and tax services provided for Mr. C.D. Metropoulos, $45,849 for personal use of vehicles that we provided and $135,521 for club dues and assessments. For the period from August to December 2004, “All other compensation” includes the following: $48,933 for accounting and tax services provided for Mr. C.D. Metropoulos, $19,145 for personal use of vehicles that we provided and $11,220 for club dues and assessments.

(5)	For Messrs. Dion, E. Metropoulos and Pellicano “All other compensation” for 2004 includes payments received under certain change of control agreements with Pinnacle in connection with the November 2003 transaction.

(6)	For Mr. Cramer, “All other compensation” for the period for August to December 2004 includes $28,413 for moving and relocation allowances.

(7)	Mrs. Jacobs resigned effective October 29, 2004.

(8)	For Mrs. Jacobs, “All other compensation” for 2004 represents compensation paid with respect to stock options of Pinnacle that were cashed out in accordance with the Company’s stock option plan. For the period from August to December 2004, “All other compensation” includes $50,000 paid in connection with her resignation and $162 paid for compensation in lieu of medical benefit insurance.

Option grants in the Transition Year

There were no stock option grants to the named executive offices during the Transition Year.

Stock options and stock purchase plans

PFHC’s 2001 stock option plan, pursuant to which stock options were granted to certain officers and key employees, was terminated in connection with the Pinnacle Transaction. All outstanding options thereunder vested and the holders of options granted under the 2001 plan thereof (none of whom are listed above) received $4,320,500 in the aggregate. PFHC’s 2001 stock purchase plan was also terminated in connection with the Pinnacle Transaction.

Crunch Holding Corp. has adopted a stock option plan providing for the issuance of up to 29,250,000 shares of Crunch Holding Corp.’s common stock. Pursuant to the option plan, certain officers, employees, managers, directors and other persons performing certain designated services for Crunch Holding Corp., or a subsidiary or parent thereof, will be eligible to receive grants of incentive and nonqualified stock options, as permitted by applicable law. The option plan will be administered by a committee, sub-committee or officer(s) selected by Crunch Holding Corp.’s board of directors which shall determine the exercise price per share at the time of each option grant. Except as otherwise provided by the plan administrator, two-thirds (2/3) of the shares of common stock subject to each option shall time vest annually over a three-year period from the effective date of the option grant. The remaining one-third (1/3) of the shares of common stock subject to each option shall vest on the seventh anniversary of the effective date of the option grant unless otherwise determined by the plan administrator. All options, and shares of common stock received upon exercise, will be subject to certain call-rights, drag-along rights, co-sale rights and transfer restrictions. Upon the occurrence of certain events, the vesting of certain the options granted under the option plan will accelerate.

Crunch Holding Corp. has adopted a stock option plan providing for the issuance of up to 350,000 shares of Crunch Holding Corp.’s common stock to certain officers, employees, managers, directors and other persons who are residents of California performing certain designated services for Crunch Holding Corp., or a subsidiary or parent thereof. The terms of the California stock option plan will be substantially similar to the terms of the stock option plan described above, other than certain changes required by California law.

Crunch Holding Corp. has adopted an employee stock purchase plan providing for the issuance of up to 14,500,000 shares of Crunch Holding Corp.’s common stock. Pursuant to the stock purchase plan, certain individuals and employees performing certain designated services for Crunch Holding Corp., or a subsidiary or parent thereof, will be eligible to purchase shares of Crunch Holding Corp.’s common stock at the fair market value of such shares on the date of determination. The stock purchase plan will be administered by a committee, sub-committee or officer(s) selected by Crunch Holding Corp.’s board of directors. All shares of common stock purchased under the stock purchase plan will be subject to certain call-rights, drag-along rights, co-sale rights and transfer restrictions.

Crunch Holding Corp. has adopted an employee stock purchase plan providing for the issuance of up to 500,000 shares of Crunch Holding Corp.’s common stock to certain individuals and employees who are residents of California performing certain designated services for Crunch Holding Corp., or a subsidiary or parent thereof. The terms of the California employee stock purchase plan will be substantially similar to the terms of the employee stock purchase plan described above, other than certain changes required by California law.

In connection with the adoption of the stock option plan and stock purchase plan, Crunch Holding Corp. has amended its certificate of incorporation to increase the number of its authorized shares of common stock. Copies of the stock option plans and stock purchase plans were previously filed as exhibits to the registration statement of which this prospectus forms a part.

Pension plans

We do not have any tax-qualified defined benefit pension plans for salaried employees.

Employment agreements

In connection with the Pinnacle Transaction, PFHC entered into amended employment agreements with Messrs. C.D. Metropoulos, E. Metropoulos, Dion and Pellicano, each of whom is a member of CDM Investor Group LLC. These amended employment agreements, which provide for a two-year term and two successive automatic one-year extensions, were assumed by PFGI as part of the Aurora Transaction.

Pursuant to the amended employment agreements, Mr. C. Dean Metropoulos is entitled to an annual base salary of $1,250,000 and an annual bonus of up to $1,250,000, provided certain performance targets are met; Mr. E. Metropoulos is entitled to an annual base salary of $350,000 and an annual bonus of up to $150,000, provided certain performance targets are met; Mr. Dion is entitled to an annual base salary of $350,000 and an annual bonus of up to $175,000, provided certain performance targets are met; and Mr. Pellicano is entitled to an annual base salary of $350,000 and an annual bonus of up to $150,000, provided certain performance targets are met. Pursuant to each of the amended employment agreements, in light of each executive’s increased duties and responsibilities as a result of the Aurora Transaction, effective as of March 22, 2004, Mr. C.D. Metropoulos’ annual base salary and annual bonus target were changed to $2,000,000 and $1,000,000 respectively, and Messrs. E. Metropoulos’ and Dion’s annual base salary and annual bonus target were changed to $450,000 and $200,000, respectively.

Additionally, each of the amended employment agreements provides for certain severance payments to be made if the executive’s employment is terminated without “cause” or due to a resignation for “good reason” or a “disability” (each as defined in the employment agreements). Following any of these events, (A) Mr. C.D. Metropoulos will be entitled to receive, among other things, (i) an amount equal to 200% of his then-current annual base compensation and (ii) a pro rata portion of any bonus earned during the calendar year in which the termination occurs payable concurrently with the other accrued investments and (B) Messrs. E. Metropoulos, Dion and Pellicano will be entitled to receive, among other things, (i) an amount equal to 150% of his then-current annual base compensation and (ii) a pro rata portion of any bonus earned during the calendar year in which the termination occurs payable concurrently with the other accrued investments. Each of the amended employment agreements provides for a gross-up for any Code section 4999 excise tax that may be triggered as a result of any payment made pursuant to the executive’s employment agreement or otherwise.

Each of the amended employment agreements contains a confidentiality provision pursuant to which each executive agrees not to use “confidential information” (as defined in the employment agreements) for the benefit of any person or entity during the term of the employment agreements. Each of the amended employment agreements also contains a non-compete provision pursuant to which each executive agrees, in the event of his termination or his resignation for good reason, other than for a termination or resignation for good reason due to the occurrence of a change of control, concurrent with his receipt of his severance payment, not to engage in or promote any business within the United States that is principally engaged in the business of manufacturing and marketing food products that directly compete in the same categories as our core products at the time of termination with PFHC. The non-competition period for Mr. C.D. Metropoulos is two years after the termination of his employment with PFHC. In the case of Messrs. E. Metropoulos, Dion and Pellicano, the non-competition period is 18 months after the termination of the executive’s employment with PFHC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Crunch Holding Corp. owns 100% of the capital stock of PFGI. Crunch Equity Holding, LLC owns 100% of the capital stock of Crunch Holding Corp.

The following table sets forth information with respect to the ownership of the membership units of Crunch Equity Holding, LLC as of December 26, 2004:

•	each person known to own beneficially more than 5% of the membership units,

•	each of our directors,

•	each of the executive officers named in the summary compensation table above, and

•	all of our executive officers and directors as a group.

The information set forth below is subject to a post-closing net debt adjustment to the Aurora equity value. “Net debt” is calculated as funded debt as of the closing date of the Aurora Transaction less cash on hand, minus working capital, and will be adjusted for certain payments the Debtors have made or will make with respect to specific matters referred to in the Merger Agreement. The Debtors’ “working capital” is defined as the sum of (i) net accounts receivable, (ii) inventory net of reserves and (iii) prepaid expenses minus the sum of (x) accounts payable and (y) accrued expenses (excluding certain items). Each of net debt and working capital excludes certain specifically identified expenses. If net debt on the closing date of the Aurora Transaction is determined to be greater than $609.9 million, the value of the Bondholders Trust Interests will be decreased correspondingly and the percentage ownership of the Bondholders Trust in the Combined Company will decrease. If net debt on the closing date of the Aurora Transaction is determined to be less than $595.9 million, the value of the Bondholders Trust Interests will be increased correspondingly and the percentage ownership of the Bondholders Trust in the Combined Company will increase. The ownership of the membership units of Crunch Equity Holding, LLC immediately upon consummation of the Aurora Transaction was based on an estimate by Aurora of net debt of $584,504,000. At this point, we can not estimate when the post-closing adjustment will be finalized.

Notwithstanding the beneficial ownership of units presented below, a members’ agreement governs the members’ exercise of their voting rights with respect to election of directors and certain other material events. The parties to the members’ agreement have agreed to vote their units to elect the board of directors as set forth therein. See “Certain relationships and related transactions.”

The amounts and percentages of units beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities with respect to which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated units.

	Number of Class A
	and Class B Units
	Beneficially Owned	Percent of
Name of beneficial owner	(1)	Units (1)

JPMP Capital Corp.(2)	132,370	24.9%
J.W. Childs Associates, Inc.(3)	132,370	24.9%
CDM Investor Group LLC(4)	31,200	5.9%
Crunch Equity Voting Trust(5)	235,906	44.4%
Stephen P. Murray(6)	132,370	24.9%
Terry Peets	—	—
Kevin G. O’Brien(7)	132,370	24.9%
John W. Childs(8)	132,370	24.9%
Adam L. Suttin(8)	132,370	24.9%
Raymond B. Rudy(8)	132,370	24.9%
David R. Jessick	—	—
Brett G. Wyard(9)	—	—
C. Dean Metropoulos(10)	31,200	5.9%
N. Michael Dion(11)	—	—
Evan Metropoulos(11)	—	—
Louis Pellicano(11)	—	—
All directors and executive officers as a group	295,940	55.6%

(1)	Represents the aggregate ownership of the Class A and Class B Units of Crunch Equity Holding, LLC. Affiliates of JPMP Capital Corp. and J.W. Childs Equity Investors III, L.P. and Crunch Equity Voting Trust own only Class A Units. The Class B Units are owned only by CDM Investor Group LLC and its officers.

(2)	Includes 90,082.10 Units, 16,846.69 Units, 2,588.56 Units, 8,457.80 Units, 5,704 Units and 945.85 Units of Class A Units owned by J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors A, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Selldown), L.P. and J.P. Morgan Partners Global Investors (Cayman) II, L.P., respectively. JPMP Capital Corp., which is an affiliate of JPMorgan Chase & Co., is the direct or indirect general partner of each of these entities. JPMP Capital Corp. and each of the foregoing entities is an affiliate of J.P. Morgan Partners, LLC and has an address c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, 39th Floor, New York, New York 10020. Also includes 7,500 units owned by Co-Investment Partners, L.P. Pursuant to a proxy agreement, each of J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors A, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P. and J.P. Morgan Partners Global Investors (Cayman) II, L.P. has the right to vote the units owned by Co-Investment Partners, L.P.

(3)	Includes 128,957.527 Units owned by J.W. Childs Equity Partners III, L.P. and 3,167.473 Units owned by JWC Fund III Co-Invest, LLC. J.W. Childs Associates, Inc. is the direct or indirect majority shareholder, general partner or managing member, as applicable, of each of these entities.

(4)	Includes 250 Class A Units and 30,950 Class B Units owned by CDM Investor Group LLC. CDM Investor Group LLC also owns 17,071.85 Class C Units, 28,890.61 Class D Units and 30,411.44 Class E Units. C. Dean Metropoulos is the managing member of CDM Investor Group LLC and has the sole power to direct the voting and disposition of any Units owned by CDM Investor Group LLC. The non-managing members of CDM Investor Group LLC are currently Messrs. Dion, E. Metropoulos and Pellicano and certain of their respective affiliates. The address of CDM Investor Group LLC and each of the foregoing persons is c/o CDM Investor Group LLC, 67 Mason Street, Greenwich, Connecticut 06830.

(5)	Crunch Equity Voting Trust (the “Voting Trust”) was formed prior to the consummation of the Aurora Transaction to hold approximately 235,906 Crunch Equity Holding, LLC interests on behalf of the Aurora bondholders and, 244.875 of Crunch Equity Holding, LLC interests of JWC and 244.876 of Crunch Equity Holding, LLC Units of JPMP. The interests held by JPMP and JWC may be exchanged for units in Crunch Equity Holding, LLC upon expiration of the indemnity agreement described herein. Each ownership interest in the Voting Trust represents a corresponding interest in Crunch Equity Holding, LLC. The Voting Trust has a board of three voting trustees. As more fully set forth in the trust agreement for the Voting Trust, the board has the authority, at the board’s sole discretion, to exercise certain rights and cause the Voting Trust to perform certain obligations of the Voting Trust. Certain other actions taken by the board require the consent or instruction of the holders of ownership interests in the Voting Trust. The Voting Trust terminates upon the liquidation, dissolution or winding up of the affairs of Crunch Equity Holding, LLC or at such time (following the deposit of the first Class A Units into the Voting Trust) as the Voting Trust ceases to hold any Class A Units.

(6)	Reflects the shares directly owned by J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors A., L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Selldown), L.P. and J.P. Morgan Partners Global Investors (Cayman) II, L.P. (collectively, the “JPMP Entities”) due to his status as an executive officer of JPMP Capital Corp., a wholly owned subsidiary of JPMorgan Chase & Co. and the direct and indirect general partner of each of the JPMP Entities. Mr. Murray disclaims beneficial ownership except to the extent of his pecuniary interest. The address of Mr. Murray is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020.

(7)	Mr. O’Brien is a Principal of J.P. Morgan Partners, LLC and a limited partner of JPMP Master Fund Manager, L.P. (“JPMP MFM”), an entity which has a carried interest in investments of the JPMP Entities. While Mr. O’Brien has no beneficial ownership of these shares held by the JPMP Entities under Section 13(d) of the Exchange Act because he has no ability to control the voting or investment power of the JPMP Entities, Mr. O’Brien has an indirect pecuniary interest in the shares of Crunch Equity Holding, LLC held by the JPMP Entities as a result of his status as a limited partner of JPMP MFM. Mr. O’Brien disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. The actual pecuniary interest which may be attributable to Mr. O’Brien is not readily determinable because it is subject to several variables, including without limitation, the JPMP Entities’ internal rate of return and vesting. Mr. O’Brien’s address is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020.

(8)	Each of Messrs. Childs, Suttin and Rudy may be deemed the beneficial owner of the Units owned by J.W. Childs Associates, Inc., in their capacity as a shareholder, Partner or Operating Partner of J.W. Childs Associates, Inc. and certain of its affiliates, as applicable. Each of Messrs. Childs, Suttin and Rudy disclaim beneficial ownership of such Units. The address for each of them is c/o J.W. Childs Associates, L.P., 111 Huntington Avenue, Suite 2900, Boston, Massachusetts 02199-7610.

(9)	Mr. Wyard is a Managing Director of Oaktree Capital Management, LLC (“Oaktree”). Oaktree is the general partner or investment adviser of certain funds and accounts which hold, in the aggregate, 77,288.297 units of ownership interest in the Voting Trust, and may be deemed to have beneficial ownership of such units. Mr. Wyard, Oaktree and its members, principals and officers hereby disclaim beneficial ownership of such units, except to the extent of any pecuniary interest therein.

(10)	Mr. C.D. Metropoulos may be deemed the beneficial owner of the Units owned by CDM Investor Group LLC set forth in note (4) due to his status as its managing member. Mr. C.D. Metropoulos disclaims beneficial ownership of any such Units except to the extent of his pecuniary interest.

(11)	Each of Messrs. Dion, E. Metropoulos and Pellicano is a non-managing member of CDM Investor Group LLC but has no power to direct the voting or disposition of Units owned by CDM Investor Group LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Office space lease

We currently lease office space owned by Barrington Properties, LLC, which is an affiliate of C.D. Metropoulos, our Chairman and Chief Executive Officer. In the twenty-one weeks ended December 26, 2004 and fiscal years 2004, 2003 and 2002, total rent paid under this lease was $39,000, $162,000, $283,000 and $228,000, respectively. The lease required us to make leasehold improvements of approximately $318,000. The building, which included the office space leased by a subsidiary of PFGI, was sold by the owner on January 12, 2004. The lease was amended to reflect that the subsidiary moved to a different building in Greenwich, Connecticut also owned by Barrington Properties, LLC. The lease amendment runs through May 31, 2010.

Airplane

We historically used an aircraft owned by a company indirectly owned by our Chairman. In connection with the use of this aircraft, we paid net operating expenses of $1,180,000 in fiscal 2002 and $376,000 in the first quarter of fiscal 2003. In the second quarter of fiscal 2003, the agreement to use and pay for the plane was terminated early at a cost to us of $2 million. Beginning November 25, 2003, we resumed using the aircraft and in connection with the usage, paid net operating expenses of $1,543,000 in the thirty-six weeks ended July 31, 2004, and $1,146,000 in the twenty-one weeks ended December 26, 2004.

As of March 2004, our subsidiary, Pinnacle Foods Management Corporation, entered into an agreement with Fairmont Aviation, LLC, an affiliate of C.D. Metropoulos, our Chairman and Chief Executive Officer, whereby Fairmont Aviation, LLC has agreed to provide us with use of an aircraft for approximately $230,000 per month. Subject to each parties’ termination rights, the agreement terminates in March 2010 and may be renewed on a month-to-month basis thereafter.

Members’ agreement

In connection with the Aurora Transaction, the Sponsors and the Bondholders Trust entered into an amended and restated members’ agreement of LLC. The members’ agreement, among other matters:

•	restricts the transfer of units of Crunch Equity Holding, LLC, subject to certain exceptions, and provides that all transferees must become a party to the members’ agreement;

•	provides for a board of managers of Crunch Equity Holding, LLC and a board of directors of Crunch Holding Corp. and PFC consisting of nine directors, of which:

o	three were nominated by the members affiliated with JPMP (the “JPMP Directors”), with one of such JPMP Director being a person identified and approved by the Bondholders Trust,

o	three were nominated by the members affiliated with JWC (the “JWC Directors”), with one of such JWC Director being a person identified and approved by the Bondholders Trust,

o	one is C. Dean Metropoulos so long as he is our Chief Executive Officer and

o	two were nominated by the Bondholders Trust;

•	requires each member of Crunch Equity Holding, LLC to vote all their shares for the election of the persons nominated as managers as provided above;

•	provides for a compensation committee and an audit committee, each consisting of at least three managers, of which:

o	one member of such committee will be a JPMP Director for so long as the members affiliated with JPMP hold 25% or more of the Class A Units owned by them at the consummation of the Aurora Transaction,

o	one member of such committee will be a JWC Director for so long as the members affiliated with JWC hold 25% or more of the Class A Units owned by them at the consummation of the Aurora Transaction and

o	C. Dean Metropoulos will have a seat on the compensation committee for so long as he is a member of Crunch Equity Holding, LLC’s board of managers;

•	prohibits Crunch Equity Holding, LLC or any of its subsidiaries from taking the following actions, subject to carve outs provided in the members’ agreement, without the prior approval of the members of the board of managers affiliated with each of JPMP and JWC so long as in each case the members affiliated with the applicable Sponsor owns at least 25% of the Class A Units owned by such party at the consummation of the Aurora Transaction:

o	decisions in respect of compensation of members of senior management, including terminating or amending the employment agreements, issuance of options and granting of bonuses,

o	approval or amendment of the operating budget,

o	incurring indebtedness outside the ordinary course of business that is not contemplated by the operating budget,

o	acquiring or disposing of assets or stock of another company in excess of $5 million that is not contemplated by the operating budget,

o	making investments or capital expenditures, in each case in excess of $3 million in any one fiscal year not included in the operating budget,

o	entering into affiliate transactions,

o	changing the strategic direction of lines of businesses not specified in the annual strategic plan,

o	authorizing, issuing or selling membership interests or capital stock,

o	making distributions, paying dividends or redeeming or repurchasing membership interests or capital stock, subject to customary carve-outs and except as otherwise provided in the members’ agreement,

o	amending the terms of the governance documents,

o	reorganizations, share exchanges, dissolutions, liquidations or similar organic transactions,

o	any change in the accounting year, taxable year, accountants or accounting practices and

o	establishment of committees of the board of managers or board of directors, as the case may be;

•	require the consent of CDM Investor Group LLC to any changes to the terms of the Class B, C, D or E units or any amendment to Crunch Equity Holding, LLC’s governance documents that would adversely affect CDM Investor Group LLC in a manner different from any other member;

•	require the consent of the Bondholders Trust to amend Crunch Equity Holding, LLC’s governance documents for so long as the Bondholders Trust holds at least 5% of the issued and outstanding units;

•	contain rights of certain unit holders to participate in transfers of Class A and Class B units by the Sponsors to third parties;

•	contain a right of first refusal by Crunch Equity Holding, LLC with respect to transfers of Class A and Class B units by members other than Bondholders Trust, and if Crunch Equity Holding, LLC does not exercise such right, grant the non-transferring members (other than Bondholders Trust) a right of first refusal;

•	grants the Sponsors and Crunch Equity Holding, LLC a right of first offer with respect to transfers of interests by members of Bondholders Trust;

•	grant the members certain preemptive rights;

•	require the consent of each of the Sponsors to effect a sale of Crunch Equity Holding, LLC, Aurora or PFC;

•	if CDM Investor Group LLC does not consent to (i) a sale of Crunch Equity Holding, LLC or Aurora or (ii) a liquidation in connection with a required initial public offering, grant JPMP and JWC, in the case of clause (i), and Bondholders Trust, in the case of clause (ii), the right to purchase all of CDM Investor Group LLC’s units at a purchase price equal to the product of (x) $10.75 million and (y) a percentage (which is not greater than 100%) representing the percentage on original investment of the capital returned to JPMP, JWC and the Bondholders Trust in connection with such transaction; and

•	if any of C. Dean Metropoulos, N. Michael Dion, Evan Metropoulos or Louis Pellicano voluntarily resign from Aurora without good reason (as defined in his respective employment agreement) and other than as a result of disability (as defined in his employment agreement), grant Crunch Equity Holding, LLC, Pinnacle or Aurora the option to purchase the portion of CDM Investor Group LLC’s units reflecting such individual’s ownership in CDM Investor Group LLC (i) if such resignation is on or before November 25, 2004, at a purchase price equal to $10.75 million multiplied by such individual’s ownership percentage in CDM Investor Group LLC and (ii) if such resignation is after November 25, 2004 but on or before November 25, 2005, at a purchase price equal to the greater of (x) $10.75 million multiplied by such individual’s ownership percentage in CDM Investor Group LLC and (y) fair market value (without regard to any minority or illiquidity discounts.

The members’ agreement will terminate upon the sale, dissolution or liquidation of Crunch Equity Holding, LLC.

Management and fee agreements

In connection with the Pinnacle Transaction, PFHC entered into a management agreement with JPMP and an affiliate of JWC. Under this agreement, each of JPMP and JWC provide us with financial advisory and other services. We will pay each of JPMP and JWC an annual management fee in the amount of $0.5 million ($1.0 million in the aggregate) commencing November 2003, and one-fourth of this fee will be paid each calendar quarter in advance. In addition, we will pay each of JPMP and JWC, in exchange for advisory services in connection with acquisitions, a transaction fee equal to $1 million upon the consummation of the Aurora Transaction and 0.5% of the aggregate purchase price upon consummation of any other acquisition or disposition by us. We will also reimburse JPMP and JWC for all expenses incurred by them in connection with the agreement. The management agreement may be terminated by either JPMP or JWC with respect to that party only, or by mutual consent of JPMP and JWC, at any time on 30 days’ notice, and will terminate with respect to either JPMP or JWC on the date such party owns less than 5% of the units of Crunch Equity Holding, LLC that it purchased on the closing date of the Pinnacle Transaction. In addition, the management agreement may be terminated with respect to either JPMP or JWC in connection with an initial public offering or a change in law, occurrence or event which causes the existence of the management agreement to render any of the directors designated by JPMP or JWC an “interested” or not otherwise independent director or adversely affects such party’s right to designate a director or such director’s ability to perform his duties as director. In such event, such party will be entitled to receive a termination fee equal to the net present value of the fees which would have been paid to such party for the two-year period commencing on the date of termination.

In connection with the Pinnacle Transaction, we paid each of JPMP and JWC a transaction fee in the amount of $2.425 million ($4.85 million in the aggregate). We also paid all expenses of JPMP, JWC and each of their controlled affiliates, including the fees and expenses of their respective counsel and other advisors and consultants, in connection with the Pinnacle Transaction.

In addition, in connection with the Pinnacle Transaction, PFHC entered into an agreement with CDM Capital LLC, an affiliate of CDM Investor Group LLC, pursuant to which CDM Capital LLC will receive, in exchange for advisory services in connection with acquisitions, a transaction fee equal to 0.5% of the aggregate purchase price upon consummation of any acquisition (other than the Pinnacle Transaction or the Aurora Transaction) by us. The payments to CDM Capital LLC under the fee agreement cease at the time at which CDM Investor Group LLC no longer owns at least 5% of the Crunch Equity Holding, LLC units issued to it at the closing of the Pinnacle Transaction.

These arrangements with the Sponsors also contain standard indemnification provisions by us of the Sponsors.

Upon the closing date of the Aurora Transaction, PFGI assumed all of PFHC’s rights and obligations under the management and fee agreements.

As part of the amendment to the Company’s senior credit facilities dated November 19, 2004, the payment of the management fees have been suspended during the amendment period.

Tax sharing agreement

On November 25, 2003, we entered into a tax sharing agreement with Crunch Holding Corp. which provides that we will file U.S. federal income tax returns with Crunch Holding Corp. on a consolidated basis. This agreement further provides that we make distributions to Crunch Holding Corp., and Crunch Holding Corp. makes contributions to us, such that we incur the expense for taxes generated by our business on the same basis as if we did not file consolidated tax returns. Aurora and its wholly owned subsidiary, Sea Coast, became party to the tax sharing agreement on March 19, 2004.

Indemnity agreement

In connection with the Aurora Transaction, we entered into an indemnity agreement with the Bondholders Trust. Pursuant to the indemnity agreement, the Bondholders Trust is required to reimburse us in respect of losses resulting from liabilities other than those (a) reserved against on the balance sheet of Aurora delivered to Crunch Equity Holding, LLC pursuant to the Merger Agreement (or not required under GAAP to be so reserved against), (b) entered into in the ordinary course of business, and (c) disclosed as of November 25, 2003; and claims by third parties which would give rise to a breach of any of the representations or warranties of Aurora set forth in the Merger Agreement.

The Bondholders Trust is not required to reimburse us for the first $1 million of such losses (subject to upward adjustment of up to $14 million depending on the level of Aurora’s net debt at closing) and its aggregate reimbursement obligation may not exceed $30 million. Any claims for indemnification must be made by us prior to the first anniversary of the closing date of the Aurora Transaction. The Bondholders Trust may satisfy its indemnification obligations by delivering Class A units (valued at $1,000 per unit) to Crunch Equity Holding, LLC for cancellation or by paying cash. The indemnity agreement was amended and restated on May 4, 2004 to provide that the $30 million cap will be increased as further provided therein to the extent we are obligated to pay amounts in excess of $6.85 million to any prepetition lender in connection with the R2 Top Hat, Ltd. appeal described in “The Transactions.”

Registration rights agreement

In connection with the Aurora Transaction, Crunch Holding Corp. entered into a registration rights agreement with the members of Crunch Equity Holding, LLC. Pursuant to the registration rights agreement, following consummation of an IPO by Crunch Holding Corp., affiliates of JPMP, affiliates of JWC, CDM Investor Group LLC and the Bondholders Trust will each receive a demand registration right with respect to shares of Crunch Holding Corp. received by it upon liquidation of Crunch Equity Holding, LLC in connection with the initial public offering, as well as unlimited rights to include its shares of Crunch Holding Corp. in registered offerings by Crunch Holding Corp. and to request registration on Form S-3 if Crunch Holding Corp. has qualified for the use of Form S-3, in all cases subject to certain conditions, standard cutbacks and other customary restrictions.

Senior secured credit facilities and interim financing commitment

JPMorgan Chase & Co. or one of its affiliates is a lender under the senior secured credit facilities. In addition, JPMorgan Chase & Co. or its affiliates in conjunction with each of the other initial purchasers or their affiliates agreed to provide us with senior subordinated financing in an aggregate amount of $150.0 million in the event that the offering of the old notes was not consummated. J.P. Morgan Securities Inc. was an initial purchaser of the old notes and both J.P. Morgan Securities Inc. and JPMorgan Chase & Co. are affiliates of JPMP Capital Corp., which owns approximately 25% of our parent’s outstanding capital stock (on a fully diluted basis) and has the right under the members’ agreement to appoint three of our directors. JPMP Capital Corp. is an affiliate of J.P. Morgan Partners, LLC. Steven P. Murray, a partner of J.P. Morgan Partners, LLC, Kevin G. O’Brien, a principal of J.P. Morgan Partners, LLC, and Terry Peets, an advisor to J.P. Morgan Partners LLC, serve as three of our directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor’s Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered for the Company by PricewaterhouseCoopers LLP for the 21 weeks ended December 26, 2004 and the fiscal years ended July 31, 2004 and 2003 were:

	Twenty-one weeks
	ended	Fiscal	Fiscal
	December 26, 2004	2004	2003

	(Dollars in thousands)
Audit	$709	$1,989	$473
Audit related	—	810	549
Tax	75	51	—
All other	—	70	70

Total	$784	$2,750	$1,092

Audit Fees

Aggregate fees, including out-of-pocket expenses, paid or to be paid for professional services rendered by PricewaterhouseCoopers in connection with (i) the audit of the Company’s consolidated financial statements as of and for the transition year ended December 26, 2004, (ii) the reviews of the Company’s unaudited consolidated interim financial statements as of October 31, 2004, (iii) issuance of comfort letters and consents, and (iv) assistance with review of debt offering documents and documents filed with the SEC were $709.

Aggregate fees, including out-of-pocket expenses, paid or to be paid for professional services rendered by PricewaterhouseCoopers in connection with (i) the audit of the Company’s consolidated financial statements as of and for the year ended July 31, 2004, (ii) the reviews of the Company’s unaudited consolidated interim financial statements as of October 31, 2003, January 31, 2004, and April 30, 2004, (iii) issuance of comfort letters and consents, and (iv) assistance with review of debt offering documents and documents filed with the SEC were $1,989 for fiscal 2004.

Aggregate fees for these services for the year ended July 31, 2003 was $473.

Audit-Related Fees

There were no aggregate fees, including out-of-pocket expenses, for professional services rendered by PricewaterhouseCoopers for audit-related services for the transition year ended December 26, 2004. Audit-related services include historical audits of acquired companies, due diligence related to acquisitions and employee benefit plan audits.

Aggregate fees for these services for the years ended July 31, 2004 and 2003 were $810 and $549, respectively.

Tax Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered by PricewaterhouseCoopers in connection with tax compliance for the transition year ended December 26, 2004 were $75.

Aggregate fees for these services for the years ended July 31, 2004 and 2003 were $51 and $0, respectively.

All Other Fees

Aggregate fees for these services during the twenty-one weeks ended December 31, 2004 and for the years ended July 31, 2004 and 2003 were $0, $70 and $70, respectively.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)	Documents filed as part of this report

1)	The Consolidated financial statements, financial statement schedules and accompanying reports of independent registered public accounting firm are included in Item 8 of this 10-K.

2)	Financial Schedule

Schedule
Number	Description of Schedule
Schedule II	Valuation of Qualifying Accounts

3)	Exhibits

Exhibit Number	Description of exhibit
2.1*	Agreement and Plan of Reorganization and Merger, by and between, Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003
2.2*	Amendment No. 1, dated January 8, 2004, to the Agreement and Plan of Reorganization and Merger, by and between, Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003
2.3*	Agreement and Plan of Merger, dated March 19, 2004, between Aurora Foods Inc. and Pinnacle Foods Holding Corporation
3.1*	First Amended and Restated Certificate of Incorporation of Aurora Foods Inc., dated March 19, 2004
3.2*	Aurora Foods Inc. Amended and Restated Bylaws, as adopted on March 19, 2004
4.1*	Indenture dated November 25, 2003, among Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation, PF Sales (N. Central Region) Corp. and Wilmington Trust Company.

4.2*	Supplemental Indenture dated as of March 19, 2004 among Aurora Foods Inc., Sea Coast Foods, Inc., Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation, PF Sales (N. Central Region) Corp. and Wilmington Trust Company.

4.3*	Exchange and Registration Rights Agreement, dated as of November 25, 2003, between J.P. Morgan Securities Inc.; Deutsche Bank Securities Inc.; Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation and PF Sales (N. Central Region) Corp.

Exhibit Number	Description of exhibit
4.4*	Exchange and Registration Rights Agreement, dated as of February 20, 2004, between J.P. Morgan Securities Inc.; Citigroup Global Markets Inc., CIBC World Markets Corp., Deutsche Bank Securities Inc.; Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation and PF Sales (N. Central Region) Corp.

9.1*	Voting Trust Agreement, dated as of March 18, 2004, by and among the Voting Trustees party thereto, Wilmington Trust Company, the signatories to the Trust Accession Instruments listed on Schedule I thereto, Aurora Foods Inc. and Crunch Equity Holding, LLC

10.1*	Credit Agreement, dated as of November 25, 2003 among Crunch Holding Corp., Pinnacle Foods Holding Corporation, certain Lenders, Deutsche Bank Trust Company Americas, General Electric Capital Corporation, JPMorgan Chase Bank, Citicorp North America, Inc. and Canadian Imperial Bank of Commerce.

10.2*	Assumption Agreement to the Credit Agreement, dated as of March 19, 2004
10.3*	Guarantee and Collateral Agreement dated as of November 25, 2003
10.4*	Supplement No. 1 to the Collateral Agreement, dated March 19, 2004, between Aurora Foods Inc. and Deutsche Bank Trust Company Americas.
10.5*	Supplement No. 2 to the Collateral Agreement, dated March 19, 2004, between Sea Coast Foods, Inc. and Deutsche Bank Trust Company Americas.
10.6*	Amended and Restated Members’ Agreement of Crunch Equity Holding, LLC, dated March 19, 2004.
10.7*	Amended and Restated Operating Agreement of Crunch Equity Holding, LLC, dated March 19, 2004.
10.8*	Management Agreement, dated as of November 25, 2003, by and among Pinnacle Foods Holding Corporation, J.P. Morgan Partners, LLC and J.W. Childs Associates, L.P.
10.9*	Amended and Restated Indemnity Agreement, dated May 4, 2004, between Crunch Equity Holding LLC and the Class 6 Claim holders party thereto.
10.10*	Crunch Holding Corporation Registration Rights Agreement, dated as of March 19, 2004, among Crunch Holding Corp. and certain investors party thereto.
10.11*	Amended and Restated Employment Agreement dated November 25, 2003 between PFHC and C. Dean Metropoulos
10.12*	Amended and Restated Employment Agreement dated November 25, 2003 between PFHC and Evan Metropoulos
10.13*	Amended and Restated Employment Agreement dated November 25, 2003 between PFHC and Michael Dion
10.14*	Amended and Restated Employment Agreement dated November 25, 2003 between PFHC and Louis Pellicano
10.15*	Indemnification Agreement, dated May 22, 2001, between Pinnacle Foods Holding Corporation and C. Dean Metropoulos
10.16*	Amendment No. 1, dated November 25, 2003, to the Indemnification Agreement, dated May 22, 2001, between Pinnacle Foods Holding Corporation and C. Dean Metropoulos
10.17*	Crunch Holding Corp. 2004 Stock Option Plan, effective as of March 19, 2004
10.18*	Crunch Holding Corp. 2004 California Stock Option Plan, effective as of March 19, 2004

Exhibit Number	Description of exhibit
10.19*	Crunch Holding Corp. 2004 Stock Purchase Plan, effective as of March 19, 2004
10.20*	Crunch Holding Corp. 2004 California Stock Purchase Plan, effective as of March 19, 2004
10.21*	Fee Agreement, dated as of September 12, 2003, by and between Crunch Acquisition Corp., J.P. Morgan Partners, LLC and J.W. Childs Associates, L.P.
10.22*	Fee Agreement, dated November 25, 2003, by and among Pinnacle Foods Holding Corporation, CDM Capital LLC and Crunch Holding Corp.
10.23*	Amendment No. 1, dated December 8, 2003, to the Fee Agreement, dated November 25, 2003, by and among Pinnacle Foods Holding Corporation, CDM Capital LLC and Crunch Holding Corp.
10.24*	Tax Sharing Agreement, dated as of November 25, 2003, by and among Crunch Holding Corp., Pinnacle Foods Holding Corporation, Pinnacle Foods Corporation, Pinnacle Foods Management Corporation, Pinnacle Foods Brands Corporation, PF Sales (N. Central Region) Corp., PF Sales, LLC, PF Distribution, LLC and PF Standards Corporation

10.25*	Lease, dated May 23, 2001, between Brandywine Operating Partnership, L.P. and Pinnacle Foods Corporation (Cherry Hill, New Jersey)
10.26*	Lease, dated August 10, 2001, between 485 Properties, LLC and Pinnacle Foods Corporation (Mountain Lakes, New Jersey); Amendment No. 1, dated November 23, 2001; Amendment No. 2, dated October 16, 2003.

10.27*	Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998
10.28*	Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998
10.29*	Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998
10.30*	Amendment No. 1 and Waiver, dated November 1, 2004, to the Credit Agreement dated as of November 25, 2003
10.31*	Amendment No. 2 and Waiver, dated November 19, 2004, to the Credit Agreement dated as of November 25, 2003
12.1	Computation of Ratios of Earnings to Fixed Charges
14.1*	Code of Ethics
18.1	Letter regarding change in accounting principle
21.1*	Subsidiaries of Pinnacle Foods Group Inc.
24.1	Power of Attorney (included in signature pages)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

*	Incorporated by reference to Exhibits to Registration Statement on Form S-4 of the Registrant, filed on December 23, 2004

(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-K and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pinnacle Foods Group Inc.

By:	/s/ N. MICHAEL DION

Name:	N. Michael Dion
Title:	Executive Vice President and Chief Financial Officer
Date:	March 28, 2005

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ C. DEAN METROPOULOS	Chairman, Chief Executive Officer and Director	March 28, 2005

By: C. Dean Metropoulos

/s/ N. MICHAEL DION	Executive Vice President and Chief Financial Officer	March 28, 2005

By: N. Michael Dion

/s/ DAVID R. JESSICK	Director	March 28, 2005

By: David R. Jessick

/s/ STEPHEN P. MURRAY	Director	March 28, 2005

By: Stephen P. Murray

/s/ KEVIN G. O’BRIEN	Director	March 28, 2005

By: Kevin G. O’Brien

/s/ TERRY PEETS	Director	March 28, 2005

By: Terry Peets

/s/ RAYMOND B. RUDY	Director	March 28, 2005

By: Raymond B. Rudy

/s/ ADAM L. SUTTIN	Director	March 28, 2005

By: Adam L. Suttin

/s/ BRETT G. WYARD	Director	March 28, 2005

By: Brett G. Wyard

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule

To the Board of Directors and Shareholder of
Pinnacle Food Group Inc.:

Our audits of the consolidated financial statements referred to in our reports dated November 24, 2004 and March 28, 2005 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP
Philadelphia, Pennsylvania
March 28, 2005

SCHEDULE II

VALUATION AND
QUALIFYING ACCOUNTS

(in thousands)		Additions
	Balance	Charged to			Balance
	August 1,	Cost and	Impact of Business		July 31,
	2001	Expense	Acquisitions	Deductions	2002,

Inventory reserve	$569	$1,998	$—	$(1,102)	$1,465
Deferred tax valuation allowance	13,017	—	(9,011)	(2,029)	1,977

	$13,586	$1,998	$(9,011)	$(3,131)	$3,442

		Additions
			Impact of		Balance
	Balance August 1,	Charged to Cost and	Business		July 31,
	2002	Expense	Acquisitions	Deductions	2003

Inventory reserve	$1,465	$640	$—	$(996)	$1,109
Deferred tax valuation allowance	1,977	274	—	—	2,251

	$3,442	$914	$—	$(996)	$3,360

		Additions			Balance
	Balance August 1,	Charged to Cost and	Impact of Business		November 24,
	2003	Expense	Acquisitions	Deductions	2003

Inventory reserve	$1,109	$516	$—	$(225)	$1,400
Deferred tax valuation allowance	2,251	487	—	—	2,738

	$3,360	$1,003	$—	$(225)	$4,138

		Additions
					Balance
	Balance November	Charged to Cost and	Impact of Business		July 31,
	25, 2003	Expense	Acquisitions	Deductions	2004

Inventory reserve	$1,400	$7,217	$4,406	$(599)	$12,424
Deferred tax valuation allowance	2,738	27,703	289,270	—	319,711

	$4,138	$34,920	$293,676	$(599)	$332,135

		Additions
					Balance
	Balance August 1,	Charged to Cost and	Impact of Business		December 31,
	2004	Expense	Acquisitions	Deductions	2004

Inventory reserve	$12,424	$7,766	$—	$(3,566)	$16,624
Deferred tax valuation allowance	319,711	18,650	—	—	338,361

	$332,135	$26,416	$—	$(3,566)	$354,985