Form 10-Q
period 2005-03-27
PINNACLE FOODS GROUP INC
filed 2005-05-09
CIK 1288137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
March 27, 2005	333-118390

Pinnacle Foods Group Inc.

Delaware	94-3303521
State of Incorporation	I.R.S. Employer Identification No.

6 Executive Campus, Suite 100
Cherry Hill, New Jersey 08002
Principal Executive Offices

Telephone Number: (856) 969-7100

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Securities Exchange Act of 1934).

Yes ☐ No ☑.

     As of May 9, 2005, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL INFORMATION

Consolidated financial statements begin on the following page

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands)

	Successor
	Three months ended
	March 27,	March 28,
	2005	2004
Net sales	$307,837	$149,472

Costs and expenses
Cost of products sold	261,767	137,722
Marketing and selling expenses	30,950	18,186
Administrative expenses	12,368	10,460
Research and development expenses	1,041	713
Other expense (income), net	3,426	18,936

Total costs and expenses	309,552	186,017

Loss before interest and taxes	(1,715)	(36,545)
Interest expense	14,254	9,592
Interest income	56	53

Loss before income taxes	(15,913)	(46,084)
Provision (benefit) for income taxes	6,515	(6,065)

Net loss	$(22,428)	$(40,019)

See accompanying Notes to Unaudited Consolidated Financial Statements.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands)

	Successor
	March 27,	December 26,
	2005	2004
Current assets:
Cash and cash equivalents	$23,387	$2,235
Accounts receivable, net	92,758	74,365
Inventories, net	167,912	205,510
Other current assets	6,703	3,991
Deferred income taxes	22	22

Total current assets	290,782	286,123

Plant assets, net	218,678	223,740
Tradenames	780,544	780,544
Other assets, net	54,240	57,670
Goodwill	415,318	416,863

Total assets	$1,759,562	$1,764,940

Current liabilities:
Current portion of long-term obligations	$5,576	$5,574
Accounts payable	74,710	87,921
Accrued trade marketing expense	52,634	46,014
Accrued liabilities	96,399	77,735
Accrued income taxes	1,632	1,477

Total current liabilities	230,951	218,721

Long-term debt	935,984	937,506
Postretirement benefits	2,878	2,940
Deferred income taxes	218,639	212,406

Total liabilities	1,388,452	1,371,573

Commitments and contingencies (Note 12)

Shareholder’s equity:
Pinnacle Common stock: Par value $.01 per share,
100 shares authorized, issued 100	—	—
Additional paid-in-capital	519,433	519,433
Accumulated other comprehensive income	62	48
Carryover of Predecessor basis of net assets	(17,338)	(17,495)
Accumulated deficit	(131,047)	(108,619)

Total shareholder’s equity	371,110	393,367

Total liabilities and shareholder’s equity	$1,759,562	$1,764,940

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Successor
	Three months ended
	March 27,	March 28,
	2005	2004
Cash flows from operating activities
Net loss from operations	$(22,428)	$(40,019)
Non-cash charges (credits) to net earnings
Depreciation and amortization	8,631	4,767
Restructuring and impairment charge	1,502	10,025
Amortization of debt acquisition costs	1,307	749
Amortization of bond premium	(128)	(95)
Change in value of financial instruments	(4,368)	—
Equity related compensation charge	—	7,400
Postretirement healthcare benefits	(62)	(209)
Pension expense	149	282
Deferred income taxes	6,233	(6,270)
Changes in working capital
Accounts receivable	(18,336)	2,886
Inventories	37,639	29,033
Accrued trade marketing expense	6,591	3,609
Accounts payable	(12,932)	3,239
Other current assets and liabilities	20,720	1,354

Net cash provided by operating activities	24,518	16,751

Cash flows from investing activities
Capital expenditures	(3,227)	(1,851)
Pinnacle merger consideration	1,595	—
Pinnacle merger costs	—	(290)
Aurora merger consideration	—	(663,759)
Aurora merger costs	—	(11,981)

Net cash used in investing activities	(1,632)	(677,881)

Cash flows from financing activities
Change in bank overdrafts	(308)	11,366
Repayment of capital lease obligations	(30)	(1)
Equity contribution to Successor	—	95,276
Successor’s debt acquisition costs	(34)	(16,671)
Proceeds from Successor’s bond offerings	—	200,976
Proceeds from Successor’s bank term loan	—	425,000
Proceeds from Successor’s notes payable borrowing	30,000	—
Repayments of Successor’s notes payable	(30,000)	(14,000)
Repayments of Successor’s long term obligations	(1,362)	—

Net cash (used in) provided by financing activities	(1,734)	701,946

Effect of exchange rate changes on cash	—	—

Net change in cash and cash equivalents	21,152	40,816
Cash and cash equivalents - beginning of period	2,235	5,254

Cash and cash equivalents - end of period	$23,387	$46,070

Supplemental disclosures of cash flow information:
Interest paid	$5,311	$3,171
Interest received	56	53
Income taxes refunded (paid)	659	(12)
Non-cash investing activity:
Aurora merger consideration	—	(225,120)
Non-cash financing activity
Aurora merger equity contribution	—	225,120

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)
(in thousands)

					Carryover of	Accumulated
			Additional		Predecessor	Other	Total
	Common Stock		Paid In	Accumulated	Basis of	Comprehensive	Shareholder’s
	Shares	Amount	Capital	Deficit	Net Assets	Income	Equity

Successor
Balance at December 28, 2003	100	$—	$191,637	$(16,299)	$(17,495)	$—	$157,843

Equity contributions:
Cash			95,276				95,276
Noncash			225,120				225,120
Equity related compensation			7,400				7,400
Comprehensive income:
Net loss				(40,019)			(40,019)
Foreign currency translation						(3)	(3)

Total comprehensive loss							(40,022)

Balance at March 28, 2004	100	$—	$519,433	$(56,318)	$(17,495)	$(3)	$445,617

Successor
Balance at December 26, 2004	100	$—	$519,433	$(108,619)	$(17,495)	$48	$393,367

Impact of additional purchase accounting adjustments					157		157
Comprehensive income:
Net loss				(22,428)			(22,428)
Foreign currency translation						14	14

Total comprehensive loss							(22,414)

Balance at March 27, 2005	100	$—	$519,433	$(131,047)	$(17,338)	$62	$371,110

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

In December 2004, the Company’s board of directors approved a change in PFGI’s fiscal year end from July 31 to the last Sunday in December. Accordingly, the Company is presenting unaudited consolidated financial statements for the three months ended March 27, 2005 (also referred to as the first quarter of 2005) and for the three months ended March 28, 2004. Additionally, references to the “transition year” refer to the 21 weeks ended December 26, 2004.

The Company is a leading producer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in two operating segments: (i) frozen foods and (ii) dry foods. The Company’s frozen foods segment consists primarily of Swanson and Hungry Man frozen foods products, Van de Kamp’s and Mrs. Paul’s frozen seafood, Aunt Jemima frozen breakfasts, Lender’s bagels and other frozen foods under the Celeste and Chef’s Choice names, as well as food service and private label products. The Company’s dry foods segment consists primarily of Vlasic pickles, peppers and relish products, Duncan Hines baking mixes and frostings, Mrs. Butterworth’s and Log Cabin syrups and pancake mixes, and Open Pit barbecue sauce as well as food service and private label products.

Pinnacle Merger and Change of Control

On August 8, 2003, Pinnacle Foods Holding Corporation (“PFHC,” or “Pinnacle”), Crunch Holding Corp. (“CHC”) and Crunch Acquisition Corp. (“CAC”) entered into an agreement and plan of merger. CHC is a newly formed Delaware corporation and a wholly-owned subsidiary of LLC, and CAC is a newly formed Delaware corporation and a wholly-owned subsidiary of CHC. J.P. Morgan Partners, LLC (“JPMP”), J.W. Childs Associates, L.P. (or its affiliates, as appropriate, “JWC”) and CDM Investor Group LLC (“CDM” and together with JPMP and JWC, the “Sponsors”), together with certain of their affiliates, as of the closing of this Pinnacle Merger, own 100% of the outstanding voting units of LLC on a fully diluted basis. Prior to the Pinnacle Merger, JPMP owned approximately 9.2% of PFHC’s common stock. The closing of the Pinnacle Merger occurred on November 25, 2003.

Each share of PFHC’s issued and outstanding stock immediately prior to closing was converted into the right to receive the per share Merger consideration (approximately $2.14 per share) in cash. The aggregate purchase price was approximately $485 million, including the repayment of outstanding debt under the Predecessor’s Senior Secured Credit Facilities. The estimated working capital adjustment at the time of the closing was approximately $10 million. During the first quarter of 2005, the working capital adjustment was settled at $8.4 million and resulted in a reduction of purchase price and goodwill of approximately $1.5 million.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes accounting and reporting for business combinations. SFAS No. 141 requires all business combinations be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. The Successor has accounted for the Pinnacle Merger in accordance with these standards. The Merger of PFHC with CAC is being treated as a purchase with LLC (whose sole asset is its indirect investment in the common stock of PFHC) as the accounting acquiror in accordance with SFAS No. 141, and is accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions.”

Following the guidance in EITF Issue No. 88-16, the net assets associated with the 9.2% of the outstanding PFHC common stock owned by JPMP and certain members of CDM before the Pinnacle Merger were carried over at the Predecessor basis and the net assets related to the 90.8% of the outstanding PFHC common stock before the Merger not owned by JPMP and certain members of CDM have been recorded at fair value. The excess of the purchase price over Predecessor basis of net assets of the PFHC common stock owned by JPMP and certain members of CDM prior to the Pinnacle Merger was $17,338, after adjusting for the final working capital adjustment, and is recorded as carry-over basis in shareholder’s equity.

The total cost of the Pinnacle Merger, after adjusting for the final working capital adjustment, consists of:

Stated purchase price	$485,000
Working capital adjustments	8,414
Acquisition costs	7,154

Total cost of acquisition	$500,568

Of the total consideration paid to the Predecessor’s shareholders outlined above, $10 million was deposited into an escrow account pending finalization of the working capital adjustment. In April 2004, a partial distribution of approximately $7 million was disbursed from the working capital escrow account. During the first quarter of 2005, the working capital adjustment was settled at $8.4 million and the final distribution from the escrow was made. This resulted in a reduction of purchase price and goodwill of approximately $1.5 million.

Of the total consideration paid to the Predecessor’s shareholders outlined above, $17 million was deposited into a second escrow account pending finalization of indemnification adjustments, which related to the Predecessor’s indemnifications of CHC as stipulated in the merger agreement and included, but were not limited to, breaches of representations or warranties, certain tax matters, and certain environmental items. During the first quarter of 2005, as there were no claims pending, the full indemnification escrow was distributed to the sellers.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

The following table summarizes the final allocation of the total cost of the Pinnacle acquisition to the assets acquired and liabilities assumed:

Assets recorded:
Plant assets	$147,490
Inventories	134,730
Accounts receivable	42,739
Cash	4,772
Other current assets	4,205
Goodwill	142,567
Tradenames	106,156
Other assets	177

Fair value of assets acquired	582,836
Liabilities assumed	76,946
Deferred income taxes	22,660
Carryover of Predecessor basis of net assets	(17,338)

Purchase price	$500,568

The total intangible assets amounted to $248,723, of which $106,156 was assigned to tradenames that are not subject to amortization. Goodwill, which is not subject to amortization, amounted to $142,567, of which $140,800 was allocated to the dry foods segment and $1,767 was allocated to the frozen foods segment. No new tax-deductible goodwill was created as a result of the Pinnacle Merger, but historical tax-deductible goodwill in the amount of $1,661 does exist.

In accordance with the requirements of purchase method accounting for acquisitions, inventories as of November 24, 2003 were valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) which in the case of finished products was $26,304 higher than the Predecessor’s historical manufacturing cost. The Successor’s cost of products sold during the three months ended March 28, 2004 includes a pre-tax charge of $14,142.

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

From and after the consummation of the Pinnacle Merger, each outstanding warrant will thereafter entitle the holder thereof to receive, in consideration for the cancellation of such warrant, an amount in cash equal to the excess, if any, of the final per share Pinnacle Merger consideration over the exercise price of such warrant and no more. Because the warrant’s strike price is $3.00 per share and as the Pinnacle Merger consideration was approximately $2.14 per share, no payment to warrant holders was made and thus, no value was assigned to the warrants.

The closing of the transaction represented a change in control under the Predecessor’s employment agreements with certain executives. As a result, the Predecessor was required to pay $1.7 million pursuant to these agreements and recorded a charge for such amount in the Consolidated Statement of Operations immediately before the Pinnacle Merger. In addition, retention benefits to certain key employees of approximately $2.2 million were accrued as a compensation charge over the three-month retention period from the date of closing to the payment date in February 2004.

In connection with the formation of LLC, certain ownership units of LLC were issued to CDM, which is controlled by certain members of PFGI’s management. Certain of these units provide a profits interest consisting of an interest in distributions to the extent in excess of capital contributed by members of LLC. The interests vest immediately. The fair value of the interests at the date of grant is $11 million and has been included in the Successor’s Consolidated Balance Sheet as an increase in Successor’s paid-in-capital and in the Consolidated Statement of Operations for the 36 weeks ended July 31, 2004 as an expense reflecting the charge for the fair value immediately after consummation of the Pinnacle Merger. Additional units were issued in connection with the Aurora transaction and are discussed in Note 3 to the Consolidated Financial Statements.

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

2. Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of PFGI’s financial position as of March 27, 2005, and the results of operations and cash flows for the three months ended March 27, 2005 and March 28, 2004. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the transition year ended December 26, 2004.

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Pursuant to the terms of the definitive agreement, (i) the senior secured lenders under Aurora’s existing credit facility were paid in full in cash in respect of principal and interest, and received $15 million in cash in respect of certain leverage and asset sales fees owing under that facility, (ii) the holders of Aurora’s 12% senior unsecured notes due 2005 were paid in full in cash in respect of principal and interest but did not receive $1.9 million of original issue discount, (iii) the holders of Aurora’s outstanding 8.75% and 9.875% senior subordinated notes due 2008 and 2007, respectively, received approximately 50% of the face value of the senior subordinated notes plus accrued interest in cash or, at the election of each bondholder, 52% of the face value of the senior subordinated notes plus accrued interest in equity interests in LLC (held indirectly through a bondholders trust), (iv) the existing common and preferred stockholders did not receive any distributions and their shares have been cancelled, (v) Aurora’s existing accounts receivable securitization facility was terminated in December 2003, (vi) all of Aurora’s trade creditors were paid in full and (vii) all other claims against Aurora were unimpaired, except for the rejection of Aurora’s St. Louis headquarters leases. The definitive agreement also provides that total acquisition consideration is subject to a post-closing adjustment based on Aurora’s adjusted net debt as of the closing date. At this point, we can not estimate when the post-closing adjustment will be finalized. Upon the settlement of the post-closing adjustment, the merger consideration will either increase or decrease with a corresponding increase or decrease to goodwill.

In connection with the Aurora Transaction, certain ownership units of LLC were issued to CDM, which is controlled by certain members of PFGI’s management. Certain of these units provide a profits interest consisting of an interest in distributions to the extent in excess of capital contributed by members of the LLC. The interests vest immediately. The fair value of the interests at the date of grant is $7.4 million and has been included in the Successor’s Consolidated Balance Sheet as an increase in Successor’s paid-in-capital and in the Consolidated Statement of Operations for the three months ended March 28, 2004 as an expense reflecting the charge for the fair value immediately after consummation of the Aurora Transaction. Additional units were issued in connection with the Pinnacle Merger and are discussed in Note 1 under the section entitled “Other Pinnacle Merger Related Matters.”

After the consummation of the Aurora Transaction, JPMP and JWC collectively own approximately 48% of LLC, the holders of Aurora’s senior subordinated notes own approximately 43% of LLC and CDM owns approximately 9% of LLC, in each case subject to dilution by up to 16% in management equity incentives and in each case without giving effect to any net debt adjustment to the Aurora equity value.

Prior to its bankruptcy filing, Aurora entered into an agreement with its prepetition lending group compromising the amount of certain fees (i.e., excess leverage fees) due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding and by objecting to confirmation. The bankruptcy court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the bankruptcy court. The appeals are pending. It is too early to predict the outcome of the appeals. The Company assumed a liability of $20 million through the Aurora Transaction with respect to its total exposure relating to these fees, which is included in Accrued Liabilities on the Consolidated Balance Sheet.

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

The total cost of the Aurora Transaction, subject to the post-closing adjustment discussed above, consists of:

Total paid to Aurora’s creditors	$709,327
Less: Amount paid with Aurora cash	(20,764)

Subtotal	688,563
Fair value of equity interests in LLC exchanged for Aurora senior subordinated notes	225,120
Acquisition costs	21,608

Total cost of acquisition	$935,291

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

In accordance with the requirements of purchase method accounting for acquisitions, inventories as of March 19, 2004 were valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) which in the case of finished products was $13,185 higher than the Aurora’s historical manufacturing cost. Cost of products sold in the three months ended March 28, 2004 includes a pre-tax charge of $3,130 representing the write-up of the inventory to fair value at March 19, 2004 of inventories.

Pro forma Information

The following schedule includes statements of operation data for the unaudited actual results for the three months ended March 27, 2005 and unaudited pro forma information for the three months ended March 28, 2004 as if the Aurora Transaction had occurred as of December 29, 2003. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the changes in capital structure resulting from the financings discussed above, purchase accounting adjustments resulting in changes to depreciation and amortization expenses, and the reduction in rent expense resulting from an office closure.

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the results of operations would have been had the Aurora Transaction occurred on the dates indicated above, nor does it purport to project the results of operations for any future period or as of any future date.

	Three months ended
	March 27,	March 28,
	2005	2004
	(Actual)	(Pro Forma)
Net sales	$307,837	$306,936
Earnings (loss) before interest and taxes	$(1,715)	$169,479
Net earnings (loss)	$(22,428)	$148,094

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Pro forma depreciation and amortization expense included above was $8,187 for the three months ended March 28, 2004.

Included in earnings (loss) before interest and taxes in the pro forma information above for the three months ended March 28, 2004 are the following material charges (credits):

Three Months
Ended
Pinnacle Historical Financial Statements	March 28, 2004
Flow through of fair value of inventories over manufactured cost as of November 25, 2003	$14,142
Flow through of fair value of inventories over manufactured cost as of March 19, 2004	3,130
Aurora acquisitions costs	510
Pinnacle acquisition costs	1,420
Equity related compensation	7,400

Impact on earnings (loss) before interest and taxes	$26,602

Three Months
Ended
Aurora Historical Financial Statements	March 28, 2004
Write off of obsolete inventory	$725
Administrative restructuring and retention costs	548
Financial restructuring and divestiture costs	5,023
Reorganization (primarily consists of debt forgiveness)	(187,971)
Miscellaneous non-cash charges	207

Impact on earnings (loss) before interest and taxes	$(181,468)

4. Restructuring and Impairment Charges

Frozen Food Segment

Erie, Pennsylvania Production Facility

On April 29, 2005, the Company’s board of directors approved a plan to permanently close its Erie, Pennsylvania production facility, as part of the Company’s plan of consolidating and streamlining production activities after the Aurora merger. Production from the Erie plant, which manufactures Mrs. Paul’s and Van de Kamp frozen seafood products and Aunt Jemima frozen breakfast products, will be relocated to the Company’s Jackson, Tennessee production facility. Activities related to the closure of the plant are expected to be completed by the fourth quarter of 2005 and will result in the elimination of approximately 290 positions. Employee termination activities will commence in July 2005 and are expected to be completed in the third quarter of 2005. In accordance with SFAS 112, “Employers Accounting for Postemployment Benefits”, the Company has accrued severance costs related to the employees to be terminated. In addition, the following table contains detailed information about the charges incurred related to the Erie restructuring plan, recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Estimated	Incurred	Estimated
	Total	Through	Remaining
Description	Charges	March 27, 2005	Charges
Employee severance	$590	$590	$—
Other costs	3,650	50	3,600

Total	$4,240	$640	$3,600

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

The charges incurred have been included in Other expense (income), net line in the Consolidated Statement of Operations for three months ended March 27, 2005. All such charges are reported under the frozen foods business segment.

The Company plans to transfer equipment with a net book value of approximately $4 million to other production locations, primarily in Jackson, Tennessee. The remaining property, plant and equipment have been evaluated as to recoverability. Based on an estimate of future cash flows over the remaining useful life of the assets, depreciation expense will be accelerated on the remaining asset value and will result in additional depreciation expense of approximately $4,400 through July 2005.

Employees terminated as a result of this closure are eligible to receive severance pay and other benefits totaling $590, which was accrued at March 27, 2005. However, none of such amounts have been expended. Other closing costs of approximately $3,650 relate to facility operating costs during the shutdown period and other shutdown costs and expenses associated with dismantling, transferring and reassembling certain equipment to Jackson, Tennessee. As of March 27, 2005, $50 has been accrued and none has been spent.

In connection with the plant closure, facility operating and shutdown costs as well as costs to dismantle, transfer and reassemble equipment and other plant shut down costs will be incurred and expect to result in expense as incurred in the Company’s Statements of Operations of approximately $50, $3,330 and $220 in the second, third, and fourth quarters, respectively, of 2005. Also, the Company expects to make capital expenditures of approximately $7,100 through October 2005 in connection with this plant consolidation project.

Mattoon, Illinois Production Facility

On April 21, 2005, the Company made and announced its decision effective May 9, 2005 to shutdown a bagel production line at its Mattoon, IL facility, which produces the Company’s Lender’s® Bagels. In connection with the shutdown of the production line, the Company will be terminating 28 full-time and 7 part-time employees. A portion of the assets that were used in the bagel line will be utilized in other production areas within the Company. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, the Company incurred a non-cash charge of $862 related to the asset impairment of the bagel line, which has been recorded as a component of Other expense (income), net in the Consolidated Statement of Operations for the three months ended March 27, 2005. The Company expects that any costs associated with the removal of the assets would be offset from the proceeds received from the sale of those assets.

Omaha, Nebraska Production Facility

On April 7, 2004, the Company made and announced its decision to permanently close its Omaha, Nebraska production facility, as part of the Company’s plan of consolidating and streamlining production activities after the Aurora merger. Production from the Omaha plant, which manufactured Swanson frozen entree retail products and frozen foodservice products and ceased in December 2004, has been relocated to the Company’s Fayetteville, Arkansas and Jackson, Tennessee production facilities. Activities related to the closure of the plant were completed in the first quarter of 2005 and resulted in the elimination of 411 positions. The following table contains detailed information about the charges incurred to date related to the Omaha restructuring plan, recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits”, SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

			Incurred
	Original	Change in	Through	Three Months	Estimated
	Estimated	Estimated	December 26,	Ended	Remaining
Description	Charges	Charges	2004	March 27, 2005	Charges
Asset impairment charges	$7,400	$2,649	$10,049	$—	$—
Employee severance	2,506	—	2,506	—	—
Other costs	4,984	(860)	3,078	739	307

Total	$14,890	$1,789	$15,633	$739	$307

The charges incurred have been included in other expense (income), net in the Consolidated Statement of Operations.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

The Company had planned to transfer equipment with a net book value of approximately $9,700 to other production locations, primarily in Fayetteville, Arkansas and Jackson, Tennessee. Due to the delay in closing the Omaha plant and the need to have production up and running in the Fayetteville plant, the Company was unable to transfer certain equipment with a net book value of $6,196 and instead incurred capital expenditures to purchase, build and modify the necessary equipment in Fayetteville. In addition to the impairment charge initially recorded in the first quarter of 2004, the Company evaluated the remaining property, plant and equipment as well as existing offers to sell the plant and equipment, and recorded an additional impairment charge of $2,649 in December 2004.

Employees terminated as a result of this closure are eligible to receive severance pay and benefits totaling $2,506, of which $2,260 has been expended as of March 27, 2005. Other closing costs of approximately $4,124 relate to other shutdown costs. As of March 27, 2005, $3,534 has been expended and $283 has been incurred and accrued.

The employee terminations resulted in a curtailment gain under the Company’s pension plan of $2,067 and postretirement benefit plan of approximately $1,142, as a portion of the unrecognized prior service credit will be immediately recognized when the employees terminate. In accordance with SFAS No. 88, the curtailment gain attributable to the pension plan was offset by an unrecognized loss. The gain of $1,142 attributable to the postretirement benefit plan has been recognized as a component of cost of products sold in the Consolidated Statements of Operations during the 21 weeks ended December 26, 2004.

In connection with the plant closure, costs to dismantle, transfer and reassemble equipment and other plant shut down costs will be incurred and expect to result in expense as incurred in the Company’s Statements of Operations of approximately $307 in the quarter ending June 26, 2005. Also, the Company is making capital expenditures totaling approximately $7,700 through the second quarter ending June 2005 in connection with this plant consolidation project.

Impairment of Goodwill and Other Long-lived Assets

As discussed in our Annual Report on Form 10-K for the transition year ended December 26, 2004, the Company changed its method of accounting for goodwill and intangible assets by changing the time of year the annual impairment test is performed from July 31st (the last day of our old fiscal year) to the last Sunday of December (the last day of our new fiscal year). The annual evaluation performed as of December 26, 2004 resulted in a $4,308 non-cash impairment charge related to the goodwill in the Company’s bagels reporting unit ($2,675) and dinners reporting unit ($1,633). This impairment charge adjusted the carrying value of the segments goodwill to its implied fair value. During the transition year, the Company experienced higher costs in its bagels and dinners business units and expects these higher costs to continue into the future. In addition, as a result of the impairment charges, the Company assessed whether there had been an impairment of the Company’s trade names in accordance with SFAS 142. The Company concluded that the book value of the Lender’s trade name asset was higher than its fair value and that an impairment had occurred. Accordingly, the Company has recorded a non-cash charge in the transition year related to the write down to fair value of the trade name of $12, which is recorded in Other expense (income), net, on the Consolidated Statement of Operations.

The following table summarizes impairment and restructuring charges during the three months ended March 27, 2005. It also includes severance liabilities assumed or established in purchase accounting. These amounts are recorded in accrued liabilities.

	Balance at				Balance at
	December 26,		Noncash	Cash	March 27,
Description	2004	Additions	Reductions	Reductions	2005
Other asset impairment charges	$—	$862	$(862)	$—	$—
Employee severance	3,695	590	—	(1,694)	2,591
Other costs	305	789	—	(761)	333

Total	$4,000	$2,241	$(862)	$(2,455)	$2,924

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

5. Stock Options

As permitted by SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company uses the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee stock-based compensation. No compensation expense for employee stock options is reflected in net earnings as all options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant.

The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the periods ended March 27, 2005 and March 28, 2004.

	Three Months Ended
	March 27,	March 28,
	2005	2004
Net loss, as reported	$(22,428)	$(40,019)
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	(276)	(158)

Pro forma net loss	$(22,704)	$(40,177)

6. Other Expense (Income), net

	Three Months Ended
	March 27,	March 28,
	2005	2004
Other expense (income) consists of:
Restructuring and impairment charges	$2,241	$10,025
Merger related costs	—	8,820
Amortization of intangibles/other assets	1,203	112
Royalty expense (income), net	24	(27)
Other	(42)	6

Total other expense	$3,426	$18,936

Restructuring charges. As described in Note 4, the Company incurred costs in connection with the planned shutdown of the Omaha, Nebraska and Erie, Pennsylvania facilities as well as the shut down of a production line in Mattoon, Illinois.

Merger related costs. The Company incurred the following costs in the first quarter of 2004 in connection with the Pinnacle Merger discussed in Note 1 and the Aurora Transaction discussed in Note 3:

Equity related compensation. In connection with the formation of LLC and the Aurora Transaction, certain ownership units of LLC were issued to CDM, which is controlled by certain members of PFGI’s management. Certain of these units provide a profits interest consisting of an interest in distributions to the extent in excess of capital contributed by members of the LLC. The interests vest immediately. The estimated fair value of the interests issued in the Aurora Transaction at the date of the respective grant was $7,400, and has been included in the Consolidated Balance Sheet as an increase in the Company’s paid-in-capital and in the Consolidated Statement of Operations as an expense reflecting the charge for the fair value immediately after consummation of such transactions.

Retention benefits. In connection with the Pinnacle Merger, retention benefits to certain key employees accrued during the three months ended March 28, 2004 totaled $1,420.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

7. Inventories

	March 27,	December 26,
	2005	2004
Raw materials, containers and supplies	$45,987	$34,489
Finished product	136,029	187,645

	182,016	222,134
Reserves	(14,104)	(16,624)

Total	$167,912	$205,510

Reserves represent amounts necessary to adjust the carrying value of inventory to the lower of cost or net realizable value, including any costs to sell or dispose.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

8. Goodwill and Other Assets

Goodwill

		Purchase
	December 26,	Price	March 27,
	2004	Adjustment	2005
Frozen Foods	$122,858	$—	$122,858
Dry Foods	294,005	(1,545)	292,460

Total	$416,863	$(1,545)	$415,318

As discussed in Note 1, the total consideration paid to the Predecessor’s shareholders included $10 million deposited into an escrow accounting pending finalization of the working capital adjustment. During the first quarter of 2005, the working capital adjustment was settled at $8.4 million. The settlement of the working capital adjustment resulted in a net reduction to goodwill of $1,545.

Other Assets

	March 27,	December 26,
	2005	2004
Amortizable intangibles, net of accumulated amortization of $4,657 and $3,454, respectively	$16,374	$17,577
Deferred financing costs, net of accumulated amortization of $5,954 and $4,647, respectively	34,667	35,940
Interest rate swap fair value (Note 11)	2,606	3,533
Other	593	620

Total	$54,240	$57,670

Amortizable intangible assets relate primarily to recipes and formulas acquired in the Aurora Transaction and have been assigned a five year estimated useful life for amortization purposes. Additionally, during the 21 weeks ended December 26, 2004, the Company reacquired an exclusive license to distribute Duncan Hines product in Canada. The license that was reacquired runs through June 30, 2006 at which time the Company will have exclusive right to distribution of the Duncan Hines product in Canada. Amortization expense during the three months ended March 27, 2005 and March 28, 2004 was $1,203 and $112, respectively. Estimated amortization expense for each of the next five years is as follows: remainder of 2005 - $3,611, 2006 - $4,299, 2007 - $3,785, 2008 - $3,785, 2009 - $869, thereafter - $25.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Deferred financing costs relate to the Successor’s senior secured credit facilities and senior subordinated notes. Amortization was $1,307 and $749 for the three months ended March 27, 2005 and March 28, 2004, respectively.

9. Debt and Interest Expense

	March 27,	December 26,
	2005	2004
Long-term debt
Successor
- Senior secured credit facility - term loan	$540,913	$542,275
- 8 1/4% Senior subordinated notes	394,000	394,000
- Plus: unamortized premium on senior subordinated notes	6,324	6,452
- Capital lease obligations	323	353

Total Debt	941,560	943,080
Less: current portion of long-term obligations	5,576	5,574

Total long-term debt	$935,984	$937,506

	Three months ended
	March 27, 2005	March 28, 2004
Interest expense
Third party interest expense	$18,151	$9,592
Related party interest expense	88	—
Interest rate swap (gains) / losses (Note 11)	(3,985)	—

	$14,254	$9,592

In November 2003, the Company entered into a $675.0 million Credit Agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party of JPMP) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Transaction. The term loan matures November 25, 2010. The senior secured credit facility also provides for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Transaction. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolver as of March 27, 2005 and December 26, 2004.

There was no related party debt as of March 27, 2005 and December 26, 2004.

Subject to the Senior Credit Agreement Amendment, which is discussed below, our borrowings under the senior secured credit facilities bear interest at a floating rate and are maintained as base rate loans or as Eurodollar loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as defined in the senior secured credit facilities. Base rate is defined as the higher of (i) the prime rate and (ii) the Federal Reserve reported overnight funds rate plus 1/2 of 1%. Eurodollar loans bear interest at the adjusted Eurodollar rate, as described in the senior secured credit facilities, plus the applicable Eurodollar rate margin.

The applicable margins with respect to our term loan facility and our revolving credit facility will vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on our leverage ratio as defined in our senior secured credit facilities. The initial applicable margin with respect to the term loan facility and the revolving credit facility is:

•	In the case of base rate loans: 1.75% for the term loan and 1.75% for the revolving credit facility.

•	In the case of Eurodollar loans: 2.75% for the term loan and 2.75% for the revolving credit facility.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

The range of margins for the revolving credit facility is:

•	In the case of base rate loans: 1.25% to 1.75%.

•	In the case of Eurodollar loans: 2.25% to 2.75%.

A commitment fee of 0.50% per annum applies to the unused portion of the revolving loan facility and 1.25% per annum applied to the delayed-draw term loan until it became available for the Aurora Transaction. For the three months ended March 27, 2005, the weighted average interest rate on the term loan was 5.7193% and on the revolving credit facility was 6.2530%. As of March 27, 2005, the Eurodollar interest rate on the term loan facility was 5.8201% and the commitment fee on the undrawn revolving credit facility was 0.50%. For the three months ended March 28, 2004, the weighted average interest rate on the term loan was 4.0642% and on the revolving credit facility was 3.8886%. As of March 28, 2004, the Eurodollar interest rate on the term loan facility was 3.84% and the commitment fee on the undrawn revolving credit facility was 0.50%.

The term loan facility matures in quarterly 0.25% installments from June 30, 2004 through December 31, 2009, with the remaining balance due in 2010 and the revolving credit facility terminates on November 25, 2009. The aggregate maturities of the term loan outstanding as of March 27, 2005 are: $4,088 in the remainder of 2005, $5,450 in 2006, $5,450 in 2007, $5,450 in 2008, $5,450 in 2009 and $515,025 thereafter.

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

We pay a commission on the face amount of all outstanding letters of credit drawn under the senior secured credit facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. We also pay a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities cannot exceed $40,000. As of March 27, 2005 and December 26, 2004, there were no outstanding borrowings under the revolving credit facility and we had utilized $10,893 and $15,741, respectively, for letters of credit. Of the $130,000 revolving credit facility available, as of March 27, 2005 and December 26, 2004, we had an unused balance of $119,107 and $114,259, respectively, available for future borrowings and letters of credit, of which a maximum of $29,107 and $24,259, respectively, may be used for letters of credit.

In November 2003, the Successor issued $200.0 million 8 1/4% senior subordinated notes, which are due December 1, 2013. On February 20, 2004, the Successor issued an additional $194.0 million of 8 1/4% senior subordinated notes due December 1, 2013, which resulted in gross proceeds of $201.0 million, including premium. The terms of the February 2004 notes are the same as the November 2003 notes and are issued under the same indenture. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries. See Note 16 for Guarantor and Nonguarantor Financial Statements.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

We may redeem all or a portion of the notes prior to December 1, 2008, at a price equal to 100% of the principal amount of the notes plus a “make-whole” premium (the greater of: (1) 1% of the then outstanding principal amount of the note; and (2) the excess of: (a) the present value at such redemption date of (i) the redemption price of the note at December 1, 2008 plus (ii) all required interest payments due on the note through December 1, 2008, computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the note, if greater). On or after December 1, 2008, we may redeem some or all of the notes at the redemption prices listed below, if redeemed during the twelve-month period beginning on December 1 of the years indicated below:

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

The notes include a provision that the Company would file with the SEC on or prior to August 21, 2004 a registration statement relating to an offer to exchange the notes for an issue of SEC-registered notes with terms identical to the notes and use its reasonable best effort to cause such registration statement to become effective on or prior to October 20, 2004. Since the exchange offer was not completed before November 19, 2004, the annual interest rate borne by the notes increased by 1.0% per annum until the exchange offer was completed, which occurred on February 1, 2005. As of this date, the Company was no longer paying the additional interest.

Our senior secured credit facilities and the notes contain a number of covenants that, among other things, limit, subject to certain exceptions, our ability to incur additional liens and indebtedness, make capital expenditures, engage in certain transactions with affiliates, repay other indebtedness (including the notes), make certain distributions, make acquisitions and investments, loans or advances, engage in mergers or consolidations, liquidations and dissolutions and joint ventures, sell assets, make dividends, amend certain material agreements governing our indebtedness, enter into guarantees and other contingent obligations and other matters customarily restricted in similar agreements. In addition to scheduled periodic repayments, we are also required to make mandatory repayments of the loans under the senior secured credit facilities with a portion of excess cash flow, as defined. In addition, our senior secured credit facilities contain, among others, the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditure limitation. See the discussion below regarding the amendment to the senior credit agreement where these covenants have been adjusted.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

On November 19, 2004 the Company received required lender approval to permanently waive the defaults mentioned above and amend the financial covenants for future reporting periods. The terms of the permanent amendment and waiver include:

•	delivery of July 31, 2004 fiscal year end financial statements on or prior to the effective date of the amendment;

•	a 50 basis point increase to the applicable rate, as defined, with respect to borrowings under the credit agreement;

•	a change in the definition of consolidated cash interest expense to exclude non-cash gains or losses arising from marking interest rate swap agreements to market;

•	the addition of a Senior Covenant Leverage Ratio, as defined, which ranges from a ratio of 3.75 to 1.00 to a ratio of 5.75 to 1.00 through December 2005;

•	amendment of the interest expense coverage ratio (ranging from a ratio of 1.50 to 1.00 to a ratio of 2.10 to 1.00 through December 2005) and suspends the maximum total leverage ratio until March 2006;

•	elimination of limitation on revolving credit exposures;

•	and the following limitations, restrictions and additional reporting requirements during the amendment period which ends on the second business day following the date on which the Company delivers to the Administrative Agent financial statements for the fiscal quarter ending March 2006:

°	prohibit incremental extensions of credit, as defined;

°	additional limitations on indebtedness;

°	limitations on acquisitions and investments;

°	additional limitations on restricted payments;

°	suspension of payments for management fees;

°	continuation of the anti-cash hoarding provision;

°	monthly financial reporting requirements, and;

°	a Company election to early terminate the amendment period.

As of March 27, 2005, the Company was in compliance with the amended and added covenants as listed above.

10. Pension and Retirement Plans

In December 2003, the Financial Accounting Standards Board issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (“SFAS 132R”). SFAS 132R requires additional annual and interim disclosures about pension plans and other postretirement benefit plans.

As of March 27, 2005, the Company maintains a noncontributory defined benefit pension plan that covers substantially all eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Company’s pension plan is funded in conformity with the funding requirements of applicable government regulations. As disclosed in the Company’s Consolidated Financial Statements for the transition year ended December 26, 2004, the Company does not expect to make a contribution during the current fiscal year.

The Company maintains a postretirement benefits plan that provides health care and life insurance benefits to eligible retirees, covers most U.S. employees and their dependents and is self-funded. Employees who have 10 years of service after the age of 45 and retire are eligible to participate in the postretirement benefit plan. Effective March 19, 2004 and in connection with the acquisition of Aurora Foods, liabilities were assumed related to eight retired employees (“Aurora Retirees”). Upon amendments that became effective on May 23, 2004, the Company’s net out-of-pocket costs for postretirement health care benefits was substantially reduced as retired employees, excluding the Aurora Retirees, are now required to pay 100% of the monthly premium cost, as calculated by our insurance administrator.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

The components of net periodic benefit cost included in the Consolidated Statements of Operations are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
Service cost	$372	$479	$3	$55
Interest cost	829	737	17	83
Expected return on assets	(1,052)	(934)	—	—
Recognized net actuarial loss/(gain)	—	—	2	120
Amortization of:
Unrecognized prior service cost (credit)	—	—	(84)	(467)

Net periodic benefit cost (benefit)	149	282	(62)	(209)
Liability assumed in business acquisition				806

Total amount recognized	$149	$282	$(62)	$597

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

11. Financial Instruments

We may utilize derivative financial instruments to enhance our ability to manage risks, including, but not limited to, interest rate and foreign currency, which exist as part of ongoing business operations. We do not enter into contracts for speculative purposes, nor are we a party to any leveraged derivative instrument. We monitor the use of derivative financial instruments through regular communication with senior management and the utilization of written guidelines.

We rely primarily on bank borrowings to meet our funding requirements. We utilize interest rate swap agreements or other derivative instruments to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. We recognize the amounts that we pay or receive on hedges related to debt as an adjustment to interest expense.

The Company is party to four interest rate swap agreements with counterparties, including JP Morgan Chase Bank (a related party), that effectively changes the floating rate payments on its Senior Secured Credit Facility into fixed rate payments. The first swap agreement became effective April 26, 2004, terminated December 31, 2004 and had a notional amount of $545.0 million; the second swap agreement commenced January 4, 2005, terminates on January 3, 2006 and has a notional amount of $450.0 million; the third swap agreement commences January 3, 2006, terminates on January 2, 2007 and has a notional amount of $100.0 million, and the fourth swap agreement commences on January 3, 2006, terminates on January 2, 2007 and has a notional amount of $250.0 million. Interest payments determined under each swap agreement are based on these notional amounts, which match or are expected to match the Company’s outstanding borrowings under the Senior Secured Credit Facility during the periods that each interest rate swap is outstanding. Floating interest rate payments to be received under each swap are based on U.S. Dollar LIBOR, which is the same basis for determining the floating rate payments on the Senior Secured Credit Facility. The fixed interest rate payments that the Company will pay under the swap agreements are determined using the following approximate fixed interest rates: 1.39% for the swap terminated on December 31, 2004; 2.25% for the swap terminating January 1, 2006; and 3.75% for two swaps terminating January 2, 2007.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

These swaps were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of March 27, 2005 and December 26, 2004, the fair value of the interest rate swaps was a gain of $7,518 and $3,757, respectively. At March 27, 2005, $4,912 was recorded in Other current assets and $2,606 was recorded in Other assets, net in the Consolidated Balance Sheet. Of the amount at December 26, 2004, $224 is recorded in Other current assets and was realized in cash when the swap was settled at its maturity date. The balance of the fair value at December 26, 2004, $3,533, was recorded in Other assets, net in the Consolidated Balance Sheet. The increase in the fair value of $3,985 during the three months ended March 27, 2005 was recognized in interest expense, net in the Consolidated Statement of Operations.

In August and September 2004, the Company entered into natural gas swap transactions with JP Morgan Chase Bank (a related party) to lower the Company’s exposure to the price of natural gas. The agreements became effective beginning on August 1, 2004, terminate between February 2005 and December 2005, and have various notional quantities of MMBTU’s per month. The Company will pay a fixed price per MMBTU, which range from $5.93 to $6.99 per MMBTU, depending on the month, with settlements monthly. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

For the three months ended March 27, 2005, the Company realized a loss of $79, which is recorded as an increase to cost of products sold. Additionally, as of March 27, 2005 and December 26, 2004, the fair value of the remaining natural gas swaps was a gain of $383 and $95, respectively, which is recorded in Other current assets. The related offset is recorded as a gain of $288 and was recognized as a reduction to cost of products sold during the three months ended March 27, 2005.

On March 10, 2005, the Company entered into foreign currency exchange transactions with JP Morgan Chase Bank (a related party) to lower the Company’s exposure to the exchange rates between the U.S. and Canadian dollar. Each agreement is based upon a notional amount in Canadian dollars, which is expected to approximate the amount of our Canadian subsidiary’s U.S. dollar denominated purchases for the month, and the agreements run through December 2005. The Company will pay a fixed exchange rate of 1.2062 Canadian dollars per U.S. dollar, with settlements monthly. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

For the three months ended March 27, 2005, the Company realized a gain of $8, which is recorded as a reduction to cost of products sold. Additionally, as of March 27, 2005, the fair value of the remaining foreign exchange swaps was a gain of $95, which is recorded in Other current assets. The related offset is recorded as a gain of $95 and was recognized as a reduction to cost of products sold during the three months ended March 27, 2005.

We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. The contract value of the outstanding standby letter of credit as of March 27, 2005 was $10,579, which approximates fair value. As of March 27, 2005, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $314, which approximates fair value.

We are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A” rated by Moody’s and Standard & Poor’s. Accordingly, we do not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The estimated fair value of the Senior Secured Credit Facilities bank debt that is classified as long term debt on the Consolidated Balance Sheet at March 27, 2005, was approximately its carrying value.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

12. Commitments and Contingencies

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

Employee Litigation - Indemnification of US Cold Storage

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

R2 Appeal in Aurora Bankruptcy

Prior to its bankruptcy filing, Aurora entered into an agreement with its prepetition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding and by objecting to confirmation. The bankruptcy court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the bankruptcy court. The appeals are pending. It is too early to predict the outcome of the appeals. Included in the Company’s accrued liabilities is $20 million, which was assumed in the Aurora Transaction.

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

Subsequent to the Company’s settlement with the State of Illinois, the City also entered into a settlement agreement with the State of Illinois. At this time, the City is on restricted status with the State of Illinois Environmental Protection Agency (“ILEPA”). Restricted status for the City may be lifted after it establishes a consistent record of compliance with its effluent discharge parameters.

In August 2004, the latest Consent Order was signed by the parties and by the Judge allowing the Company to continue discharging to the City of St. Elmo. In September 2004, the Company met with representatives from the State of Illinois Environmental Protection Agency and the State Attorney General’s Office and separately with the City of St. Elmo to inform them that the Company has begun engineering work and the permit application process to install a pre-treatment system at its St. Elmo facility during the fourth quarter of calendar year 2004. The construction work will continue through the fourth quarter of calendar year 2005. The Company intends to vigorously defend any future claim for fines or penalties. The Company believes that resolution of such matters, including the associated fines and penalties, will not result in a material impact on the Company’s financial condition, results of operations or cash flows.

We continue to discharge our effluent to the City. We would vigorously defend any future effort to prevent us from discharging our industrial wastewater to the City. Although we believe we will be able to resolve this matter favorably, an adverse resolution may have a material impact on our financial position, results of operation, or cash flows.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Underweight Products

In July 2004, it came to our attention that certain products produced in one of the former Aurora plants have not met some state weight requirements. While we are in the process of investigating the scope of this issue, we have revised the operating procedures of the plant such that products produced there will comply with state product weight requirements. As a result of these weight issues, we voluntarily initiated return procedures for the product in the locations involved and also disposed of certain inventory held by the Company. Pinnacle has recorded a charge related to the returns and inventory of $3.4 million and $1.2 million in the fiscal year ended July 31, 2004 and the transition year ended December 26, 2004, respectively. As a result of these underweight products, the Company has recently received a letter from the State of California, County of Santa Barbara, requesting that the Company meet with it to discuss this issue and the remedial actions taken by the Company. A meeting was held with the involved California officials on December 8, 2004 at which time the issues and corrective steps taken by the Company were presented and discussed. While the Company believes it has taken appropriate remedial steps, it is probable that fines and penalties will be imposed. The State has recently responded with its acknowledgment of the Company’s cooperation with the investigation and prompt reaction to and correction of the issue, and proposed a settlement amount which the Company is negotiating with the State. As of March 27, 2005, the Company has reserved $695 based upon the State of California’s latest settlement proposal. The Company will continue to vigorously defend its actions to date since taking control of Aurora Foods Inc.. The Company believes that resolution of such matters will not result in a material impact on the Company’s financial condition, results of operations or cash flows.

Other Matters

Bankruptcy filing of Winn-Dixie

On February 21, 2005, Winn-Dixie Stores, Inc., a customer that accounts for approximately 2% of the Company annual net sales, filed for Chapter 11 reorganization in U.S. Bankruptcy Court for the Southern District of New York. The amount due from Winn-Dixie at the time of the bankruptcy filing was $764, which was adequately reserved.

13. Related Party Transactions

Management fees

On November 25, 2003, the Successor entered into a Management Agreement with JPMorgan Partners, LLC (“JPMP”) and J.W. Childs Associates, L.P. (“JWC”) where JPMP and JWC provide management, advisory and other services. The agreement calls for quarterly payments of $125 to each JPMP and JWC for management fees. Management fees to JPMP and JWC in total included in the Consolidated Statement of Operations for the three months ended March 27, 2005 and the three months ended March 28, 2004 were $0 and $348, respectively. In accordance with our Senior Credit Agreement Amendment (see Note 9), the payment of the management fees was suspended during the amendment period. In addition, the Company reimbursed JWC for out-of-pocket expenses totaling $5 and $1 during the three months ended March 27, 2005 and March 28, 2004, respectively. In connection with the Pinnacle Merger, the Company paid a transaction fee of $2,425 to each JPMP and JWC, in addition to $441 in fees and expenses. In connection with the Aurora Transaction, transaction fees were paid to JPMP and JWC of $1 million to each, plus $119 in fees and expenses. In connection with any subsequent acquisition transaction, there will be a transaction fee of 1/2% of the aggregate purchase price to each of JPMP and JWC, plus fees and expenses. These transaction fees are included in Acquisition costs in Notes 1 and 3.

Also on November 25, 2003, the Successor entered into an agreement with CDM Capital LLC, an affiliate of CDM Investor Group LLC, where CDM Capital LLC will receive a transaction fee of 1/2% of the aggregate purchase price of future acquisitions (other than the Pinnacle Merger or the Aurora Transaction), plus fees and expenses.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Leases and Aircraft

The Company leases office space owned by a party related to the Chairman. One office was leased through January 15, 2004. A new office was leased beginning January 15, 2004. The new lease provides for the Company to make leasehold improvements approximating $318. The base rent for the new office is $87 annually compared to $245 annually scheduled in the old office. Rent expense during the three months ended March 27, 2005 and March 28, 2004 was $25 and $28, respectively.

Beginning November 25, 2003, the Company began using an aircraft owned by a company indirectly owned by the Chairman. In connection with the usage of the aircraft, the Company paid net operating expenses of $688 during the three months ended March 27, 2005 and $313 during the three months ended March 28, 2004.

Debt and Interest Expense

For the three months ended March 27, 2005, fees and interest expense recognized in the Consolidated Statement of Operations for the debt to the related party, JPMorgan Chase Bank, amounted to $88. See Note 9.

Financial Instruments

The Company has entered into transactions for derivative financial instruments with JPMorgan Chase Bank to lower its exposure to interest rates, foreign currency, and natural gas prices. During the three months ended March 27, 2005, the Company received cash for the settlement of interest rate swap and foreign exchange transactions totaling $224 and $8, respectively. The Company also paid $79 for the settlement of natural gas swap transactions. See Note 11.

Loan to Member of Management

In February 2005, the Company loaned Mr. Daniel Parker, Senior Vice President, Supply Chain, $41. The interest rate on the loan is 8%. The current outstanding balance is $27 and it is expected to be paid in full by the end of 2005.

14. Segments

The Company’s products and operations are managed and reported in two operating segments. The Frozen Foods segment consists of the following: dinners and entrees (Swanson, Hungry Man), prepared seafood (Van de Kamp’s, Mrs. Paul’s), breakfast (Aunt Jemima), bagels (Lenders), and other frozen products (Celeste, Chef’s Choice). The Dry Foods segment consists of the following product lines: pickles, peppers, and relish (Vlasic), baking mixes and frostings (Duncan Hines), syrups and pancake mixes (Mrs. Butterworth’s and Log Cabin), and other grocery products (Open Pit). Segment performance is evaluated based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Cost of products sold for the three months ended March 28, 2004 includes $17,272 ($2,499 frozen foods and $14,773 dry foods), representing the write-up of inventories to fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) at the dates of the acquisitions of inventories, which were sold subsequent to the acquisition dates. Corporate assets consist of deferred and prepaid income tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions, and Pinnacle and Aurora merger related costs discussed in Note 6.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

	Three months ended
	March 27,	March 28,
	2005	2004
SEGMENT INFORMATION

Net sales
Frozen foods	$181,339	$96,309
Dry foods	126,498	53,163

Total	$307,837	$149,472

Earnings (loss) before interest and taxes
Frozen foods	$(4,584)	$(14,815)
Dry foods	7,786	(9,791)
Unallocated corporate expenses	(4,917)	(11,939)

Total	$(1,715)	$(36,545)

Depreciation and amortization
Frozen foods	$5,140	$3,164
Dry foods	3,491	1,603

Total	$8,631	$4,767

Capital expenditures
Frozen foods	$2,478	$838
Dry foods	749	1,013

Total	$3,227	$1,851

GEOGRAPHIC INFORMATION

Net sales
United States	$296,709	$140,783
Canada	11,128	8,689

Total	$307,837	$149,472

	March 27,	December 26,
	2005	2004
SEGMENT INFORMATION:

Total Assets
Frozen foods	$677,492	$671,860
Dry foods	1,082,024	1,092,196
Corporate	46	884

Total	$1,759,562	$1,764,940

GEOGRAPHIC INFORMATION

Long-lived assets
United States	$218,659	$223,719
Canada	19	21

Total	$218,678	$223,740

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

15. Recently Issued Accounting Pronouncements

On December 27, 2004 the Company implemented FASB interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (revised). Implementation of this accounting standard has had no significant impact on the Company’s financial position, results of operations, or cash flows. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable-interest entity”) and how to determine when an entity is the primary beneficiary and required to consolidate a variable interest entity.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2005 and will become effective for the Company beginning in 2006. Alternative transition methods are allowed under Statement No. 123R. While the Company has not yet determined the transition method to use, adequate disclosure of all comparative periods covered by the financial statements will comply with the requirements of FASB 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will become effective for the Company beginning in 2006. The Company is assessing what impact, if any, adoption of this statement would have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is assessing what impact, if any, adoption of this statement would have on its financial statements.

16. Guarantor and Nonguarantor Statements

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

The following consolidating financial information presents:

(1)	Consolidating (a) balance sheets as of March 27, 2005 and December 26, 2004 and (b) the related statements of operations and cash flows for the three months ended March 27, 2005 and March 28, 2004.

(2)	Elimination entries necessary to consolidate the Successor, with its guarantor subsidiaries and nonguarantor subsidiary.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Balance Sheet - Successor
March 27, 2005

	PINNACLE
	FOODS	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	GROUP INC.	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Current assets:
Cash and cash equivalents	$657	$20,860	$1,870		$23,387
Accounts receivable, net	46,863	41,136	4,759		92,758
Intercompany accounts receivable	24,530	3,849		(28,379)
Inventories, net	57,615	106,639	3,658		167,912
Other current assets	5,263	1,403	37		6,703
Deferred income taxes	—	—	22		22

Total current assets	134,928	173,887	10,346	(28,379)	290,782

Plant assets, net	99,037	119,622	19		218,678
Investment in subsidiaries	252,527	1,435		(253,962)
Intercompany note receivable	185,191	—		(185,191)
Tradenames	674,388	106,156			780,544
Other assets, net	54,096	144			54,240
Goodwill	272,618	142,700			415,318

Total assets	$1,672,785	$543,944	$10,365	$(467,532)	$1,759,562

Current liabilities:
Current portion of long-term obligations	$5,460	$116			$5,576
Accounts payable	53,811	19,022	1,877		74,710
Intercompany accounts payable	—	24,530	3,849	(28,379)
Accrued trade marketing expense	30,873	19,093	2,668		52,634
Accrued liabilities	71,158	24,925	316		96,399
Accrued income taxes	70	1,343	219		1,632

Total current liabilities	161,372	89,029	8,929	(28,379)	230,951

Long-term debt	935,807	177			935,984
Intercompany note payable		185,191		(185,191)
Postretirement benefits	832	2,046			2,878
Deferred income taxes	203,664	14,974	1		218,639

Total liabilities	1,301,675	291,417	8,930	(213,570)	1,388,452

Commitments and contingencies	—	—	—	—	—

Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—		—	—
Additional paid-in-capital	519,433	287,710	935	(288,645)	519,433
Accumulated other comprehensive income (loss)	62	62	62	(124)	62
Carryover of Predecessor basis of net assets	(17,338)	—			(17,338)
Retained earnings (accumulated deficit)	(131,047)	(35,245)	438	34,807	(131,047)

Total shareholder’s equity	371,110	252,527	1,435	(253,962)	371,110

Total liabilities and shareholder’s equity	$1,672,785	$543,944	$10,365	$(467,532)	$1,759,562

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Balance Sheet - Successor
December 26, 2004

	PINNACLE
	FOODS	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	GROUP INC.	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Current assets:
Cash and cash equivalents	$490	$1,745		$—	$2,235
Accounts receivable, net	40,488	29,308	4,569	—	74,365
Intercompany accounts receivable	4,439	—	—	(4,439)	—
Inventories, net	70,443	131,788	3,279	—	205,510
Other current assets	940	2,968	83	—	3,991
Deferred income taxes	—	—	22		22

Total current assets	116,800	165,809	7,953	(4,439)	286,123

Plant assets, net	101,774	121,945	21	—	223,740
Investment in subsidiaries	263,384	1,183	—	(264,567)	—
Intercompany note receivable	182,054	543	—	(182,597)	—
Tradenames	674,388	106,156	—	—	780,544
Other assets, net	57,493	177	—	—	57,670
Goodwill	272,618	144,245	—	—	416,863

Total assets	$1,668,511	$540,058	$7,974	$(451,603)	$1,764,940

Current liabilities:
Current portion of long-term obligations	$5,460	$114	$—	$—	$5,574
Accounts payable	51,815	33,894	2,212	—	87,921
Intercompany accounts payable	—	3,001	1,438	(4,439)	—
Accrued trade marketing expense	30,864	12,813	2,337	—	46,014
Accrued liabilities	50,796	26,817	122	—	77,735
Accrued income taxes	99	1,240	138	—	1,477

Total current liabilities	139,034	77,879	6,247	(4,439)	218,721

Long-term debt	937,300	206	—	—	937,506
Intercompany note payable	—	182,054	543	(182,597)	—
Postretirement benefits	825	2,115		—	2,940
Deferred income taxes	197,985	14,420	1	—	212,406

Total liabilities	1,275,144	276,674	6,791	(187,036)	1,371,573

Commitments and contingencies	—	—	—	—	—

Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	519,433	287,710	935	(288,645)	519,433
Accumulated other comprehensive income (loss)	48	48	48	(96)	48
Carryover of Predecessor basis of net assets	(17,495)	—	—	—	(17,495)
Retained earnings (accumulated deficit)	(108,619)	(24,374)	200	24,174	(108,619)

Total shareholder’s equity	393,367	263,384	1,183	(264,567)	393,367

Total liabilities and shareholder’s equity	$1,668,511	$540,058	$7,974	$(451,603)	$1,764,940

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Statement of Operations - Successor
For the three months ended March 27, 2005

	PINNACLE
	FOODS	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	GROUP INC.	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Net sales	$180,271	$122,909	$11,128	$(6,471)	$307,837

Costs and expenses
Cost of products sold	143,181	115,337	9,478	(6,229)	261,767
Marketing and selling expenses	21,023	9,194	733		30,950
Administrative expenses	7,257	4,822	289		12,368
Research and development expenses	627	414			1,041
Intercompany royalties	—	—	74	(74)
Intercompany technical service fees	—	—	168	(168)
Other expense (income), net	2,695	731			3,426
Equity in loss (earnings) of investees	10,871	(238)		(10,633)

Total costs and expenses	185,654	130,260	10,742	(17,104)	309,552

(Loss) earnings before interest and taxes	(5,383)	(7,351)	386	10,633	(1,715)

Intercompany interest (income) expense	(2,944)	2,942	2
Interest expense	14,249	5			14,254
Interest income	—	51	5		56

(Loss) earnings before income taxes	(16,688)	(10,247)	389	10,633	(15,913)
Provision (benefit) for income taxes	5,740	624	151		6,515

Net (loss) earnings	$(22,428)	$(10,871)	$238	$10,633	$(22,428)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Statement of Operations - Successor
For the three months ended March 28, 2004

	PINNACLE
	FOODS	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	GROUP INC.	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Net sales	$11,065	$132,963	$8,689	$(3,245)	$149,472

Costs and expenses
Cost of products sold	15,168	119,061	6,479	(2,986)	137,722
Marketing and selling expenses	2,539	14,305	1,342		18,186
Administrative expenses	718	9,428	314		10,460
Research and development expenses	—	713			713
Intercompany royalties	—
Intercompany technical service fees	—	—	82	(82)
Goodwill impairment charge	—	—	177	(177)
Other expense (income), net	7,496	11,440			18,936
Equity in loss (earnings) of investees	18,687	(187)		(18,500)

Total costs and expenses	44,608	154,760	8,394	(21,745)	186,017

(Loss) earnings before interest and taxes	(33,543)	(21,797)	295	18,500	(36,545)

Intercompany interest (income) expense	(1,454)	1,447	7
Interest expense	9,592				9,592
Interest income	32	17	4		53

(Loss) earnings before income taxes	(41,649)	(23,227)	292	18,500	(46,084)
Provision (benefit) for income taxes	(1,630)	(4,540)	105		(6,065)

Net (loss) earnings	$(40,019)	$(18,687)	$187	$18,500	$(40,019)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Statement of Cash Flows - Successor
For the three months ended March 27, 2005

	PINNACLE
	FOODS	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	GROUP INC.	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Cash flows from operating activities
Net (loss) earnings from operations	$(22,428)	$(10,871)	$238	$10,633	$(22,428)
Non-cash charges (credits) to net earnings
Depreciation and amortization	4,751	3,878	2		8,631
Restructuring and impairment charge	1,502	—			1,502
Amortization of debt acquisition costs	1,307	—			1,307
Amortization of bond premium	(128)	—			(128)
Change in value of financial instruments	(4,368)	—			(4,368)
Equity in loss (earnings) of investees	10,871	(238)		(10,633)
Postretirement healthcare benefits	7	(69)			(62)
Pension expense		149			149
Deferred income taxes	5,679	554	—		6,233
Changes in working capital
Accounts receivable	(6,375)	(11,827)	(134)		(18,336)
Intercompany accounts receivable/payable	(20,035)	17,642	2,393
Inventories	12,828	25,150	(339)		37,639
Accrued trade marketing expense	9	6,280	302		6,591
Accounts payable	1,996	(14,566)	(362)		(12,932)
Other current assets and liabilities	16,010	4,940	(230)		20,720

Net cash provided by (used in) operating activities	1,626	21,022	1,870	—	24,518

Cash flows from investing activities
Capital expenditures	(1,657)	(1,570)	—		(3,227)
Pinnacle merger consideration	1,595	—			1,595

Net cash used in investing activities	(62)	(1,570)	—	—	(1,632)

Cash flows from financing activities
Change in bank overdrafts		(308)			(308)
Repayment of capital lease obligations	(1)	(29)			(30)
Successor’s debt acquisition costs	(34)	—			(34)
Proceeds from Successor’s notes payable borrowings	30,000	—			30,000
Repayments of Successor’s notes payable	(30,000)	—			(30,000)
Repayments of Successor’s long term obligations	(1,362)	—			(1,362)

Net cash (used in) provided by financing activities	(1,397)	(337)	—	—	(1,734)

Effect of exchange rate changes on cash	—	—	—	—	—

Net change in cash and cash equivalents	167	19,115	1,870	—	21,152

Cash and cash equivalents — beginning of period	490	1,745			2,235

Cash and cash equivalents — end of period	$657	$20,860	$1,870	$—	$23,387

Supplemental disclosures of cash flow information:
Interest paid	$5,311	$—	$—	$—	$5,311
Interest received	—	51	5	—	56
Income taxes refunded (paid)	—	748	(89)	—	659

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Statement of Cash Flows - Successor
For the three months ended March 28, 2004

	PINNACLE
	FOODS	GUARANTOR	NONGUARANTOR		CONSOLIDATED
	GROUP INC.	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	TOTAL
Cash flows from operating activities
Net (loss) earnings from operations	$(40,019)	$(18,687)	$187	$18,500	$(40,019)
Non-cash charges (credits) to net earnings
Depreciation and amortization	650	4,115	2		4,767
Restructuring and impairment charge		10,025			10,025
Amortization of debt acquisition costs	749	—			749
Amortization of bond premium	(95)	—			(95)
Equity related compensation expense	7,400	—			7,400
Equity in loss (earnings) of investees	18,687	(187)		(18,500)	—
Postretirement healthcare benefits		(209)			(209)
Pension expense		282			282
Deferred income taxes	(1,630)	(4,640)	—		(6,270)
Changes in working capital
Accounts receivable	5,093	(1,761)	(446)		2,886
Intercompany accounts receivable/payable	(19,548)	20,878	(1,330)		—
Inventories	10,384	18,141	508		29,033
Accrued trade marketing expense	882	2,770	(43)		3,609
Accounts payable	(1,324)	3,426	1,137		3,239
Other current assets and liabilities	9,628	(8,435)	161		1,354

Net cash provided by (used in) operating activities	(9,143)	25,718	176	—	16,751

Cash flows from investing activities
Capital expenditures	(64)	(1,787)	—		(1,851)
Pinnacle merger costs	(290)	—			(290)
Aurora merger consideration	(663,759)	—			(663,759)
Aurora merger costs	(11,981)	—			(11,981)

Net cash used in investing activities	(676,094)	(1,787)	—	—	(677,881)

Cash flows from financing activities
Change in bank overdrafts	—	11,366			11,366
Repayment of capital lease obligations	(1)	—			(1)
Equity contribution to Successor	95,276	—			95,276
Successor’s debt acquisition costs	(16,671)	—			(16,671)
Proceeds from Successor’s bond offerings	200,976	—			200,976
Proceeds from Successor’s bank term loan	425,000	—			425,000
Repayments of Successor’s notes payable	(14,000)	—			(14,000)

Net cash (used in) provided by financing activities	690,580	11,366	—	—	701,946

Effect of exchange rate changes on cash	—	—	—	—	—

Net change in cash and cash equivalents	5,343	35,297	176	—	40,816

Cash and cash equivalents — beginning of period	—	4,751	503		5,254

Cash and cash equivalents — end of period	$5,343	$40,048	$679	$—	$46,070

Supplemental disclosures of cash flow information:
Interest paid	$3,171	$—	$—	$—	$3,171
Interest received	32	15	6	—	53
Income taxes refunded (paid)	—	(12)	—	—	(12)
Non-cash investing activity:
Aurora merger consideration	(225,120)	—	—	—	(225,120)
Non-cash financing activity:
Aurora merger equity contribution	225,120	—	—	—	225,120

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading producer, marketer and distributor of high quality, branded food products, the results of which are managed and reported in two operating segments: frozen foods and dry foods. The frozen foods segment consists of the following: dinners and entrees (Swanson, Hungry-Man), prepared seafood (Van de Kamp’s, Mrs. Paul’s) breakfast (Aunt Jemima), bagels (Lenders), and other frozen products (Celeste, Chef’s Choice). The dry foods segment consists of the following product lines: pickles, peppers, and relish (Vlasic), baking mixes and frostings (Duncan Hines), syrups and pancake mixes (Mrs. Butterworth’s and Log Cabin), and other grocery products (Open Pit).

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

In November 2003, we entered into a $675.0 million credit agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available in connection with the Pinnacle Merger and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Transaction. The senior secured credit facilities also provide for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Transaction. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolving credit facility as of March 27, 2005 and December 26, 2004.

Additionally, in November 2003 and February 2004, we issued $200 million and $194 million, respectively, 8 1/4% senior subordinated notes. The terms of the November 2003 and February 2004 notes are the same and are issued under the same indenture.

During the thirty-six weeks ended July 31, 2004, our earnings (loss) before interest and taxes were negatively impacted by certain non-cash items. These items included $18.4 million of non-cash equity compensation for certain ownership units of Crunch Equity Holding, LLC (“LLC”) issued to CDM Investor Group LLC, which is controlled by certain members of PFGI’s management. Additionally, $39.5 million related to the increase in the fair market value of inventory acquired in the Pinnacle Merger and Aurora Transaction and was charged against earnings. The increase in fair market value represents a non-cash charge.

In December 2004, our board of directors approved a change in our fiscal year end from July 31 to the last Sunday in December. Accordingly, we are presenting unaudited consolidated financial statements for the three months ended March 27, 2005 (also referred to as the first quarter of 2005) and for the three months ended March 28, 2004.

During the three months ended March 27, 2005, the twenty-one weeks ended December 26, 2004 (the “transition year”) and the thirty-six weeks ended July 31, 2004, we recorded restructuring charges totaling $0.7 million, $3.9 million and $11.8 million, respectively, pertaining to our decision to permanently close the Omaha, Nebraska production facility. The closure was part of our plan of consolidating and streamlining production activities after the Aurora Merger.

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

On November 19, 2004 subject to certain conditions, we received required lender approval to permanently waive the defaults discussed above and modify the financial covenants for future reporting periods. The terms of the permanent amendment and waiver are discussed later in this section. We are currently in compliance with the covenants under the senior secured credit facilities.

During the first quarter of 2005, our earnings (loss) before interest and taxes were negatively impacted by certain items. In April 2005, we announced plans to shutdown a production line in our Mattoon, Illinois production facility and incurred a non-cash charge for an impairment write down of fixed assets totaling $0.9 million. In April 2005, we announced plans to permanently close the Erie, Pennsylvania production facility and incurred charges totaling $0.6 million pertaining to employee severance and related costs. This charge was included in the results of operations for the three months ended March 27, 2005 and is recorded in other expense (income), net in the Consolidated Statement of Operations.

Additionally, in the continuing effort to revitalize our brands, we introduced several new products during the first quarter of 2005 and incurred a substantially higher level of slotting expenses and a higher level of coupon expenses. We do not expect these levels of expense to continue throughout the remainder of the year. Both slotting and coupon expenses are deducted from shipments (as discussed below) in arriving at net sales in our Consolidated Statement of Operations.

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

The following table reconciles shipments to net sales for the consolidated company, the frozen foods segment and the dry foods segment for three months ended March 27, 2005 and March 28, 2004

For the three months ended,

	Consolidated		Frozen Foods		Dry Foods
	March 27,	March 28,	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004	2005	2004
Shipments	$464.0	$203.8	$271.5	$130.6	$192.5	$73.2
Less: Aggregate trade marketing and consumer coupon redemption expenses	124.1	51.4	75.6	32.0	48.5	19.4
Less: Slotting expense	32.1	2.9	14.6	2.3	17.5	0.6

Net sales	$307.8	$149.5	$181.3	$96.3	$126.5	$53.2

Plant Consolidations

Omaha, Nebraska Production Facility

During the three months ended March 27, 2005, we recorded restructuring charges totaling $0.7 pertaining to our decision to permanently close the Omaha, Nebraska production facility. In addition, during the transition year ended December 26, 2004 and fiscal 2004 ended July 31, 2004, we recorded restructuring charges totaling $3.9 million and $11.8 million, respectively. These charges are recorded as a component of Other expense (income), net in the Consolidated Statement of Operations. The closure was part of our plan of consolidating and streamlining production activities after the Aurora merger. These charges were recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits”, SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In determining such charges, we made certain estimates and judgments surrounding the amounts ultimately to be paid and received for the actions we have taken.

Production from the Omaha plant, which manufactured Swanson frozen entree retail products and frozen foodservice products, has been relocated to our Fayetteville, Arkansas and Jackson, Tennessee production facilities. Activities related to the final closure of the plant were completed in the first quarter of 2005 and resulted in the elimination of 411 positions.

In order to estimate the costs related to our restructuring efforts, management made its best estimates of the most likely expected outcomes of the significant activities to accomplish the restructuring. These estimates principally related to charges for asset impairment for the owned facility in Omaha, employee severance costs to be paid, and other plant shutdown and relocation costs. The most significant of these estimated costs related to the asset impairment of the Omaha facility, which was based upon the net book value of the assets that were not being transferred, less the cash flows from production until shutdown and a reasonable salvage value for the land, building and equipment to be sold. We initially recorded a charge of $7.4 million during fiscal 2004 for the impairment of these assets, which was our best estimate of the impairment charge at the time. We had planned to transfer equipment with a net book value of approximately $9.7 million to other production locations, primarily in Fayetteville, Arkansas and Jackson, Tennessee. Due to the delay in closing the Omaha plant and the need to have production up and running in the Fayetteville plant, we were unable to transfer certain equipment with a net book value of $6.2 million and instead incurred capital expenditures to purchase, build and modify the necessary equipment in Fayetteville. In addition to the impairment charge initially recorded in fiscal 2004, we evaluated the remaining property, plant and equipment as well as existing offers to sell the plant and equipment, and recorded an additional impairment charge of $2.6 million in the 21 weeks ended December 26, 2004.

The severance costs, which include continuation of employee benefits for salaried employees, total $2.5 million and was expensed in the first quarter of 2004. As of March 27, 2005, $2.3 million has been paid.

The estimated costs associated with transferring certain assets to the Fayetteville and Jackson facilities along with estimates of the costs necessary to shut down the Omaha facility are included in other restructuring costs as they are incurred. Through March 27, 2005, these costs have totaled $3.8 million. We anticipate that additional costs through completion of the program, which will be recorded in future periods, will approximate $0.3 million. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, proceeds received from the sale of the land and equipment will depend on our success in negotiating with buyers and the current real estate market in Omaha. We will review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes in estimates to our restructuring obligations in our consolidated financial statements for such quarter based on management’s then-current estimates.

Erie, Pennsylvania Production Facility

During the three months ended March 27, 2005, we recorded restructuring charges totaling $0.6 million pertaining to our decision to permanently close the Erie, Pennsylvania production facility, which we anticipate will close by July 2005. The charges are recorded as a component of Other expense (income), net in the Consolidated Statement of Operations. The closure was part of the Company’s continuing plan of streamlining production activities. These charges were recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In determining such charges, we made certain estimate and judgments surrounding the amounts ultimately to be paid and received for the actions we have taken.

Production from the Erie plant, which manufactures Mrs. Paul’s and Van de Kamp frozen seafood products and Aunt Jemima frozen breakfast products, will be relocated to the Company’s Jackson, Tennessee production facility. Activities related to the closure of the plant are expected to be completed by the fourth quarter of 2005 and will result in the elimination of approximately 290 positions. Employee termination activities will commence in July 2005 and are expected to be completed in the third quarter of 2005.

In order to estimate the costs related to our restructuring efforts, management made its best estimates of the most likely expected outcomes of the significant activities to accomplish the restructuring. These estimates principally related to charges for employee severance and related costs to be paid and other plant shutdown and relocation costs. The employee related costs, which include severance and other benefits, total $0.6 million. None of these costs have been paid as of March 27, 2005.

The estimated costs associated with transferring certain assets to the Jackson facility along with estimates of the costs necessary to shut down the Erie facility are included in other restructuring costs as they are incurred. We anticipate that costs through completion of the program, which will be recorded in future periods, will approximate $3.6 million. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, proceeds received from the sale of the land and equipment will depend on our success in negotiating with buyers and the current real estate market in Erie. We will review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes in estimates to our restructuring obligations in our consolidated financial statements for such quarter based on management’s then-current estimates.

Mattoon, Illinois Production Facility

On April 21, 2005, the Company made and announced its decision effective May 9, 2005 to shutdown a bagel production line at its Mattoon, IL facility, which produces the Company’s Lender’s® Bagels. In connection with the shutdown of the production line, the Company will be terminating 28 full-time and 7 part-time employees. A portion of the assets that was used in the bagel line will be utilized in other production areas within the Company. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, the Company incurred a non-cash charge of $0.9 million related to the asset impairment of the bagel line, which has been recorded as a component of Other expense (income), net in the Consolidated Statement of Operations for the three months ended March 27, 2005. We expect that any costs associated with the removal of the assets would be offset from the proceeds received from the sale of those assets.

As of March 27, 2005, we had an accrued restructuring liability of $2.9 million, of which $0.5 million related to the Omaha plant shutdown, $0.6 million related to the Erie plant shutdown and the balance related to severance costs from the Aurora Transaction. We expect all of these costs to be paid during the next twelve months.

Impairment of Goodwill and Other Long-lived Assets

In October 2004, we decided to discontinue producing products under the Chef’s Choice trade name. In accordance with the provisions of SFAS No. 142, we prepared a discounted cash flow analysis which indicated that the book value of the assets related to the Chef’s Choice business unit exceeded its estimated fair value and that a goodwill impairment had occurred. In addition, as a result of the goodwill analysis, we assessed whether there had been an impairment of our long-lived assets in accordance with SFAS No. 144. We concluded that the book value of the assets related to the Chef’s Choice products were higher than their expected undiscounted future cash flows and that an impairment had occurred. Accordingly, we recorded a non-cash impairment charge of $4.8 million in fiscal 2004 ended July 31, 2004. The charges included $1.8 million of goodwill impairment, $1.7 million of amortizable intangibles (recipes) and $1.3 million of fixed asset write downs.

Additionally, in connection with our annual impairment test in accordance with SFAS No. 142, it was determined that due to lower than expected future sales, the carrying value of the trade name for the Avalon Bay product was impaired. We recorded a non-cash impairment charge of $1.3 million in fiscal 2004 related to the write down of the trade name value.

During the transition year ended December 26, 2004, we changed our method of accounting for goodwill and intangible assets by changing the time of year the annual impairment test is performed from July 31st (the last day of our old fiscal year) to the last Sunday of December (the last day of our new fiscal year). The annual evaluation performed as of December 26, 2004 resulted in a $4.3 million non-cash impairment charge related to the goodwill in our bagels reporting unit ($2.7 million) and dinners reporting unit ($1.6 million), both of which are in the frozen foods segment. The impairment charges adjusted the carrying value of the segments goodwill to its implied fair value. During the transition year, we experienced higher costs in our bagels and frozen dinners business units and expect these higher costs to continue into the future. In addition, as a result of the impairment charges, we assessed whether there had been an impairment of our trade names in accordance with SFAS 142. We concluded that the book value of the Lender’s trade name asset was higher than its fair value and that an impairment had occurred. Accordingly, we recorded a non-cash charge in the frozen foods segment during the transition year related to the write down to fair value of the trade name of less than $0.1 million, which is recorded in the other expense (income), net line item of the Consolidated Statement of Operations. Further, we assessed whether there had been an impairment of our long-lived assets in the bagels and frozen dinners reporting units and determined that the undiscounted cash flows were sufficient to recover the carrying value of such long-lived assets.

Results of operations

Consolidated statements of operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales. In accordance with Generally Accepted Accounting Principles in the United States (“GAAP”), the results for the three months ended March 28, 2004 only include the results of operations of the Aurora businesses from the date of acquisition, March 19, 2004, through the end of the period.

	Thrree months ended
	March 27,		March 28,
	2005		2004
Net sales	$307.8	100.0%	$149.5	100.0%
Costs and expenses
Cost of products sold	261.8	85.1%	137.7	92.1%
Marketing and selling expenses	30.9	10.0%	18.2	12.2%
Administrative expenses	12.4	4.0%	10.5	7.0%
Research and development expenses	1.0	0.3%	0.7	0.5%
Other expense (income), net	3.4	1.1%	18.9	12.6%

Total costs and expenses	$309.5	100.6%	$186.0	124.4%

Earnings (loss) before interest and taxes	$(1.7)	-0.6%	$(36.5)	-24.4%

	Three months ended
	March 27,	March 28,
	2005	2004
Net sales
Frozen foods	$181.3	$96.3
Dry foods	126.5	53.2

Total	$307.8	$149.5

Earnings (loss) before interest and taxes
Frozen foods	$(4.6)	$(14.8)
Dry foods	7.8	(9.8)
Unallocated corporate expenses	(4.9)	(11.9)

Total	$(1.7)	$(36.5)

Depreciation and amortization
Frozen foods	$5.1	$3.2
Dry foods	3.5	1.6

Total	$8.6	$4.8

Three months ended March 27, 2005 compared to three months ended March 28, 2004

Net sales. Shipments in the three months ended March 27, 2005 were $464.0 million, an increase of $260.2 million, compared to shipments in the three months ended March 28, 2004 of $203.8 million. $255.4 million of the increase was related to the shipments of products acquired in the Aurora Transaction. Net sales in the three months ended March 27, 2005 were $307.8 million, an increase of $158.3 million, compared to net sales in the three months ended March 28, 2004 of $149.5 million, $167.2 million of the increase was related to the products acquired in the Aurora Transaction, whose brands required a higher level of trade spending than the historical Pinnacle brands. Net sales were impacted by significant new product launch activity and the relating slotting expense, which increased by $29.2 million.

Frozen foods: Shipments in the three months ended March 27, 2005 were $271.5 million, an increase of $140.9 million. $137.0 million of the increase was related to products acquired in the Aurora Transaction. The balance of the change was driven by a $4.6 million increase in our Swanson product line sales and a $0.7 million decline in our Kings Hawaiian product line. Aggregate trade and consumer coupon redemption expenses increased $55.9 million, of which $47.1 million of the increase related to the products acquired in the Aurora Transaction. As a result, frozen foods net sales increased $85.0 million, with $90.0 million related to the products acquired in the Aurora Transaction while net sales of the existing Swanson and King’s Hawaiian businesses decreased $5.0 million, or 5.4%, in the three months ended March 27, 2005.

Dry foods: Shipments in the three months ended March 27, 2005 were $192.5 million, an increase of $119.3 million. $113.6 million of the increase was related to products acquired in the Aurora Transaction. The balance of the increase was due to a $6.5 million increase in our pickle product line sales and a $0.8 million decline in our Open Pit product line. Aggregate trade and consumer coupon redemption expenses increased $46.0 million, of which $38.9 million related to products acquired in the Aurora Transaction. As a result, dry foods net sales increased $73.3 million, of which $74.7 million was related to products acquired in the Aurora Transaction and net sales of the existing Vlasic and Open Pit businesses decreased $1.4 million, or 2.7%, for the three months ended March 27, 2005.

Cost of products sold. Our cost of products sold was $261.8 million, or 85.1% of net sales in the three months ended March 27, 2005, versus cost of products sold of $137.7 million, or 92.1% of net sales in the three months ended March 28, 2004. The products acquired in the Aurora Transaction resulted in an additional $127.8 million of cost of products sold in the three months ended March 27, 2005. Cost of products sold during the three months ended March 28, 2004 include additional costs of $14.1 million and $3.1 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Merger and the Aurora Transaction, respectively. Cost of products sold during the three months ended March 27, 2005 were impacted by the additional costs resulting from the reorganization of our warehousing network and the related movement of product to the new warehousing network. In addition to these costs, this percentage is also affected by changes in our aggregate trade (including the slotting mentioned above) and consumer coupon redemption expenses that are classified as reductions to net sales.

Marketing and selling expenses. Marketing and selling expenses were $30.9 million, or 10.0% of net sales, in the three months ended March 27, 2005 compared to $18.2 million, or 12.2% of net sales, in the three months ended March 28, 2004. The Aurora Transaction contributed $20.8 million of the increase for the three months ended March 27, 2005. The balance of the change was due to lower advertising expense of $4.6 million, primarily on our Swanson business, and decreased selling overhead expense.

Administrative expenses. Administrative expenses were $12.4 million in the three months ended March 27, 2005 compared to $10.5 million in the three months ended March 28, 2004. The principal driver of the $1.9 million increase was higher overhead expense related to the merger of the Aurora businesses. However, as a percentage of net sales, administrative expenses declined from 7.0% for the three months ended March 28, 2004 to 4.0% for the three months ended March 27, 2005 due to the relative size of additional administrative expenses incurred as a result of the Aurora business compared to the additional net sales from the Aurora business.

Research and development expenses. Research and development expenses were $1.0 million, or 0.3% of net sales, in the three months ended March 27, 2005 compared with $0.7 million, or 0.5% of net sales, in the three months ended March 28, 2004.

Other expense (income), net. Other expense was $3.4 million in the three months ended March 27, 2005 as compared to $18.9 million in the three months ended March 28, 2004. Included in other expense (income), net for the three months ended March 28, 2004 was $8.8 million of Pinnacle Merger related expenses, consisting primarily of $7.4 million of non-cash equity related compensation expense and $1.4 million of retention benefits payments as well as $10.0 million related to the closure of our Omaha, Nebraska frozen food facility. For the three months ended March 27, 2005, restructuring and impairment charges totaled $2.2 million and consisted of $0.6 million of costs related to the closure of our Erie, Pennsylvania frozen food facility, a $0.9 million asset impairment for the shutdown of a production line at our Mattoon, Illinois facility, and $0.7 million of plant consolidation expense related to the closure of our Omaha, Nebraska frozen food facility, all of which are discussed above under Plant Consolidation. In addition, $1.2 million of amortization expense was incurred in the three months ended March 27, 2005 compared to $0.1 in the three months ended March 28, 2004. The increased amortization was primarily related to the amortizable intangible assets acquired in the Aurora Transaction.

Earnings (loss) before interest and taxes. Earnings (loss) before interest and taxes (EBIT) increased $34.8 million to a loss of $1.7 million in the three months ended March 27, 2005 from a loss of $36.5 million in EBIT in the three months ended March 28, 2004. This increase resulted from a $10.2 million increase in frozen foods EBIT, a $17.6 million increase in dry foods EBIT, and a $7.0 million decrease in unallocated corporate expenses. The decrease in the unallocated corporate expenses was principally related to $8.8 million of Pinnacle Merger related expenses in the three months ended March 28, 2004, consisting primarily of $7.4 million of non-cash equity related compensation expense and $1.4 million of retention benefit payments. For the three months ended March 27, 2005 there was a $1.8 million increase in overhead expense related to the merger of the Aurora businesses.

Frozen foods: Frozen foods EBIT increased by $10.2 million in the three months ended March 27, 2005. The increase is partially related to the business acquired in the Aurora Transaction, which contributed an additional $5.0 million of EBIT. This increase was net of a $0.6 million restructuring charge related to the closure of the Erie, Pennsylvania frozen food facility in the first quarter of 2005, a $0.9 million asset impairment write down for the shutdown of a production line at our Mattoon, Illinois facility in the first quarter of 2005, and a charge of $1.3 million related to post-acquisition sales of inventories written up to fair value at the date of the Aurora Transaction included in the first quarter of 2004. Additionally, the results for the three months ended March 28, 2004 included a charge of $10.0 million related to the closure of the Omaha, Nebraska frozen foods facility as well as additional costs of products sold of $1.2 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Merger.. EBIT for the three months ended March 27, 2005 was also impacted by a $0.7 million charge related to the plant consolidation expense from the closure of our Omaha, Nebraska frozen food facility. The balance of our frozen foods EBIT decreased $5.3 million due to increased cost of products sold expense related to the reorganization of our warehousing network, increased slotting and trade promotion expenses, partially offset by lower advertising, coupon, and consumer promotion expenses.

Dry foods: Dry foods EBIT increased $17.6 million in the three months ended March 27, 2005 and consisted of $11.7 million related to the business acquired in the Aurora Transaction. The increase in EBIT includes the impact of the $1.8 million charge recorded in the three months ended March 28, 2004 related to post-acquisition sales of inventories written up to fair value at the date of the Aurora Transaction. The three months ended March 28, 2004 also includes additional cost of products sold of $13.0 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Merger. The balance of the Dry foods EBIT decreased $7.1 million, primarily due to increased cost of products sold expense related to the reorganization of our warehousing network and increased slotting and trade promotion expenses. Partially offsetting these costs were increased sales volume, resulting from additional case volume in our core Vlasic product line.

Interest expense, net. Interest expense, net was $14.2 million in the three months ended March 27, 2005, compared to $9.5 million in the three months ended March 28, 2004. Comparison of interest expense is not meaningful due to the change in capital structure after the Pinnacle Merger and the Aurora Transaction. Included in the interest expense, net, amount for the three months ended March 27, 2005 was $4.0 million recorded from gains on interest rate swap agreements. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense.

Provision for income taxes. The effective tax rate was -40.9% in the three months ended March 27, 2005, compared to 13.2% in the three months ended March 28, 2004. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the three month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets. A deferred tax charge was recorded this three month period for amortization recognized for tax purposes related to indefinite lived intangibles.

Under Internal Revenue Code Section 382, Aurora is a loss corporation. Section 382 of the Code places limitations on our ability to use Aurora’s net operating loss carry forward to offset our income. The annual net operating loss limitation is approximately $13-15 million subject to other rules and restrictions.

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

Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $27 million in 2005. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facilities.

Statements of cash flows for the three months ended March 27, 2005

Net cash provided by operating activities was $24.5 million and $16.8 million for the three months ended March 27, 2005 and March 28, 2004, respectively. Net cash provided by operating activities during the three months ended March 27, 2005 was principally the result of a decrease in working capital, which included a $37.6 million decrease in inventory that was a result of the sell down of the seasonal build from December 2004 as well as an $18.4 million increase in accrued liabilities. The increase in accrued liabilities primarily relates to higher accrued interest on our senior subordinated notes as interest is payable on December 1st and June 1st. The cash provided by the reduction in inventory levels and increase in accrued liabilities were offset by a $18.3 million increase in accounts receivable, representing higher sales levels, and a $12.9 million decrease in accounts payable. In the three months ended March 28, 2004, net cash provided by operations was driven by a $40.3 million decrease in working capital, principally related to the seasonal decrease in inventories and higher accrued trade marketing costs.

Net cash used in investing activities was $1.6 million and $677.9 million for the three months ended March 27, 2005 and March 28, 2004, respectively. Net cash used in investing activities during the three months ended March 27, 2005 includes $3.2 million for capital expenditures less $1.6 million received from the settlement of the working capital adjustment from the Pinnacle Merger. Net cash used in investing activities during the three months ended March 28, 2004 includes activities related to the Aurora Transaction, mainly consideration paid of $663.8 million and transaction costs of $12.0 million. Additionally, $1.9 million for capital expenditures was included in the three months ended March 28, 2004.

Net cash used by financing activities was $1.7 million for the three months ended March 27, 2005. The usage was driven by the scheduled quarterly payments of our senior term loan credit facility of $1.4 million and a $0.3 million decline in bank overdrafts. Net cash provided by financing activities was $701.9 million during the three months ended March 28, 2004, which was primarily related to the Aurora Transaction and included $425.0 million in proceeds from the senior credit facility, $201.0 million in senior subordinated note proceeds, and $95.3 million in equity contributions. The proceeds were offset by $16.7 million in debt acquisition costs and $14.0 million repayments of borrowings under our revolving credit facility.

The net of all activities resulted in an increase in cash of $21.2 million and $40.8 million during the three months ended March 27, 2005 and March 28, 2004, respectively.

Debt

In November 2003, we entered into a $675.0 million credit agreement with JPMorgan Chase Bank (a related party of JPMP) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Transaction. The term loan matures November 25, 2010. The senior secured credit facility also provides for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Transaction. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolver as of March 27, 2005 and December 26, 2004.

Subject to the Senior Credit Agreement Amendment, which is discussed below, our borrowings under the senior secured credit facilities bear interest at a floating rate and are maintained as base rate loans or as Eurodollar loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as defined in the senior secured credit facilities. Base rate is defined as the higher of (i) the prime rate and (ii) the Federal Reserve reported overnight funds rate plus 1/2 of 1%. Eurodollar loans bear interest at the adjusted Eurodollar rate, as described in the senior secured credit facilities, plus the applicable Eurodollar rate margin.

The applicable margins with respect to our term loan facility and our revolving credit facility will vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on our leverage ratio as defined in our senior secured credit facilities. The initial applicable margin with respect to the term loan facility and the revolving credit facility is:

•	In the case of base rate loans: 1.75% for the term loan and 1.75% for the revolving credit facility.

•	In the case of Eurodollar loans: 2.75% for the term loan and 2.75% for the revolving credit facility.

The range of margins for the revolving credit facility is:

•	In the case of base rate loans: 1.25% to 1.75%.

•	In the case of Eurodollar loans: 2.25% to 2.75%.

A commitment fee of 0.50% per annum applies to the unused portion of the revolving loan facility and 1.25% per annum applied to the delayed-draw term loan until it became available for the Aurora Transaction. For the three months ended March 27, 2005, the weighted average interest rate on the term loan was 5.7193% and on the revolving credit facility was 6.2530%. As of March 27, 2005, the Eurodollar interest rate on the term loan facility was 5.8201% and the commitment fee on the undrawn revolving credit facility was 0.50%.

The term loan facility matures in quarterly 0.25% installments from June 30, 2004 through December 31, 2009, with the remaining balance due in 2010 and the revolving credit facility terminates on November 25, 2009. The aggregate maturities of the term loan outstanding as of March 27, 2005 are: $4.1 million in the remainder of 2005, $5.5 million in 2006, $5.5 million in 2007, $5.5 million in 2008, $5.5 million in 2009 and $515.0 million thereafter.

The obligations under the senior secured credit facilities are unconditionally and irrevocably guaranteed by each of our direct or indirect domestic subsidiaries (collectively, the “Guarantors”). In addition, the senior secured credit facilities are collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each of our direct or indirect domestic subsidiaries and 65% of the capital stock of, or other equity interests in, each of our direct foreign subsidiaries, or any of our domestic subsidiaries and (ii) certain tangible and intangible assets of the Company and the Guarantors (subject to certain exceptions and qualifications).

We pay a commission on the face amount of all outstanding letters of credit drawn under the senior secured credit facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. We also pay a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities cannot exceed $40 million. As of March 27, 2005 and December 26, 2004, there were no outstanding borrowings under the revolving credit facility and we had utilized $10.9 million and $15.7 million, respectively, for letters of credit. Of the $130 million revolving credit facility available, as of March 27, 2005 and December 26, 2004, we had an unused balance of $119.1 million and $114.3 million, respectively, available for future borrowings and letters of credit, of which a maximum of $29.1 million and $24.3 million, respectively, may be used for letters of credit.

In November 2003, the Successor issued $200.0 million 8 1/4% senior subordinated notes. On February 20, 2004, the Successor issued an additional $194.0 million of 8 1/4% senior subordinated notes, which resulted in gross proceeds of $201.0 million, including premium. The terms of the February 2004 notes are the same as the November 2003 notes and are issued under the same indenture. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries. See Note 16 for Guarantor and Nonguarantor Financial Statements.

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

The notes include a provision that the Company would file with the SEC on or prior to August 21, 2004 a registration statement relating to an offer to exchange the notes for an issue of SEC-registered notes with terms identical to the notes and use its reasonable best effort to cause such registration statement to become effective on or prior to October 20, 2004. Since the exchange offer was not completed before November 19, 2004, the annual interest rate borne by the notes increased by 1.0% per annum until the exchange offer was completed, which occurred on February 1, 2005. As of this date, the Company was no longer paying the additional interest.

Our senior secured credit facilities and the notes contain a number of covenants that, among other things, limit, subject to certain exceptions, our ability to incur additional liens and indebtedness, make capital expenditures, engage in certain transactions with affiliates, repay other indebtedness (including the notes), make certain distributions, make acquisitions and investments, loans or advances, engage in mergers or consolidations, liquidations and dissolutions and joint ventures, sell assets, make dividends, amend certain material agreements governing our indebtedness, enter into guarantees and other contingent obligations and other matters customarily restricted in similar agreements. In addition to scheduled periodic repayments, we are also required to make mandatory repayments of the loans under the senior secured credit facilities with a portion of excess cash flow, as defined. In addition, our senior secured credit facilities contain, among others, the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditure limitation. See the discussion below regarding the amendment to the senior credit agreement where these covenants have been adjusted.

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

On November 19, 2004 the Company received required lender approval to permanently waive the defaults mentioned above and amend the financial covenants for future reporting periods. The terms of the permanent amendment and waiver include:

•	delivery of July 31, 2004 fiscal year end financial statements on or prior to the effective date of the amendment;

•	a 50 basis point increase to the applicable rate, as defined, with respect to borrowings under the credit agreement;

•	a change in the definition of consolidated cash interest expense to exclude non-cash gains or losses arising from marking interest rate swap agreements to market;

•	the addition of a senior covenant leverage ratio, as defined, which ranges from a ratio of 3.75 to 1.00 to a ratio of 5.75 to 1.00 through December 2005;

•	amendment of the interest expense coverage ratio (ranging from a ratio of 1.50 to 1.00 to a ratio of 2.10 to 1.00 through December 2005) and suspends the maximum total leverage ratio until March 2006;

•	elimination of limitation on revolving credit exposures;

•	and the following limitations, restrictions and additional reporting requirements during the amendment period which ends on the second business day following the date on which the Company delivers to the Administrative Agent financial statements for the fiscal quarter ending March 2006:

°	prohibit incremental extensions of credit, as defined;

°	additional limitations on indebtedness;

°	limitations on acquisitions and investments;

°	additional limitations on restricted payments;

°	suspension of payments for management fees;

°	continuation of the anti-cash hoarding provision;

°	monthly financial reporting requirements, and;

°	a Company election to early terminate the amendment period.

None of the above terms are expected to impact the Company’s ability to meet the financial targets set forth in the bank amendment.

As of March 27, 2005, the Company was in compliance with the amended and added covenants as listed above.

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

Recently Issued Accounting Pronouncements

On December 27, 2004 the Company implemented FASB interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 151 (revised). Implementation of this accounting standard has had no significant impact on the Company’s financial position, results of operations, or cash flows. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable-interest entity”) and how to determine when an entity is the primary beneficiary and required to consolidate a variable interest entity.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for shares-based compensations using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2005 and will become effective for the Company beginning on 2006. Alternative transition methods are allowed under Statement No. 123R. While the Company has not yet determined the transition method to use, adequate disclosure of all comparative periods covered by the financial statements will comply with the requirements of FASB 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will become effective for the Company beginning in 2006. The Company is assessing what impact, if any, adoption of this statement would have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is assessing what impact, if any, adoption of this statement would have on its financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Financial Instruments

We may utilize derivative financial instruments to enhance our ability to manage risks, including, but not limited to, interest rate and foreign currency, which exist as part of ongoing business operations. We do not enter into contracts for speculative purposes, nor are we a party to any leveraged derivative instrument. We monitor the use of derivative financial instruments through regular communication with senior management and the utilization of written guidelines.

We rely primarily on bank borrowings to meet our funding requirements. We utilize interest rate swap agreements or other derivative instruments to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. We recognize the amounts that we pay or receive on hedges related to debt as an adjustment to interest expense.

We are party to four interest rate swap agreements with counterparties, including JP Morgan Chase Bank (a related party) that effectively changes the floating rate payments on our Senior Secured Credit Facility into fixed rate payments. The first swap agreement became effective April 26, 2004, terminated December 31, 2004 and had a notional amount of $545.0 million; the second swap agreement commenced January 4, 2005, terminates on January 3, 2006 and has a notional amount of $450.0 million; the third swap agreement commences January 3, 2006, terminates on January 2, 2007 and has a notional amount of $100.0 million, and the fourth swap agreement commences on January 3, 2006, terminates on January 2, 2007 and has a notional amount of $250.0 million. Interest payments determined under each swap agreement are based on these notional amounts, which match or are expected to match the Company’s outstanding borrowings under the Senior Secured Credit Facility during the periods that each interest rate swap is outstanding. Floating interest rate payments to be received under each swap are based on U.S. Dollar LIBOR, which is the same basis for determining the floating rate payments on the Senior Secured Credit Facility. The fixed interest rate payments that the Company will pay under the swap agreements are determined using the following approximate fixed interest rates: 1.39% for the swap terminated on December 31, 2004; 2.25% for the swap terminating January 1, 2006; and 3.75% for two swaps terminating January 2, 2007.

These swaps were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of March 27, 2005 and December 26, 2004, the fair value of the interest rate swaps was a gain of $7.5 million and $3.8 million, respectively. At March 27, 2005, $4.9 million was recorded in Other current assets and $2.6 million was recorded in Other assets, net in the Consolidated Balance Sheet. Of the amount at December 26, 2004, $0.2 million is recorded in Other current assets and was realized in cash when the swap was settled at its maturity date. The balance of the fair value at December 26, 2004, $3.5 million, was recorded in Other assets, net in the Consolidated Balance Sheet. The increase in the fair value of $4.0 million during the three months ended March 27, 2005 was recognized in interest expense, net in the Consolidated Statement of Operations.

In August and September 2004, we entered into natural gas swap transactions with JP Morgan Chase Bank (a related party) to lower our exposure to the price of natural gas. The agreements became effective beginning on August 1, 2004, terminate between February 2005 and December 2005, and have various notional quantities of MMBTU’s per month. We will pay a fixed price per MMBTU, which range from $5.93 to $6.99 per MMBTU, depending on the month, with settlements monthly. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

For the three months ended March 27, 2005, we realized a loss of $0.1 million, which is recorded as an increase to cost of products sold. Additionally, as of March 27, 2005 and December 26, 2004, the fair value of the remaining natural gas swaps was a gain of $0.4 million and $0.1 million, respectively, which is recorded in Other current assets. The related offset is recorded as a gain of $0.3 million and was recognized as a reduction to cost of products sold during the three months ended March 27, 2005.

On March 10, 2005, we entered into foreign currency exchange transactions with JP Morgan Chase Bank (a related party) to lower our exposure to the exchange rates between the U.S. and Canadian dollar. Each agreement is based upon a notional amount in Canadian dollars, which is expected to approximate the amount of our Canadian subsidiary’s U.S. denominated purchases for the month, and the agreements run through December 2005. We will pay a fixed exchange rate of 1.2062 Canadian dollars per U.S. dollar, with settlements monthly. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

For the three months ended March 27, 2005, we realized a gain of less than $0.1 million, which is recorded as a reduction to cost of products sold. Additionally, as of March 27, 2005, the fair value of the remaining foreign currency swaps was a gain of $0.1 million, which is recorded in Other current assets. The related offset is recorded as a gain of $0.1 million and was recognized as a reduction to cost of products sold during the three months ended March 27, 2005.

We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. The contract value of the outstanding standby letter of credit as of March 27, 2005 was $10.6 million, which approximates fair value. As of March 27, 2005, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $0.3 million, which approximates fair value.

We are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A” rated by Moody’s and Standard & Poor’s. Accordingly, we do not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The estimated fair value of the Senior Secured Credit Facilities bank debt that is classified as long term debt on the Consolidated Balance Sheet at March 27, 2005, was approximately its carrying value.

Raw materials, ingredients, packaging and production costs

We purchase agricultural products, meat, poultry, other raw materials and packaging supplies from growers, commodity processors, other food companies and packaging manufacturers using a combination of purchase orders and various short- and long-term supply arrangements.

In August and September 2004, we entered into natural gas swap transactions with a counterparty to lower our exposure to the price of natural gas. The agreements became effective beginning on August 1, 2004, terminate between February 2005 and December 2005, and have various notional quantities of MMBTU’s per month. We will pay a fixed price per MMBTU, which range from $5.93 to $6.99 per MMBTU, depending on the month, with settlements monthly. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

For the three months ended March 27, 2005, we realized a loss of $0.1 million, which is recorded as an increase to cost of products sold. Additionally, as of March 27, 2005 and December 26, 2004, the fair value of the remaining natural gas swaps was a gain of $0.4 million and $0.1 million, respectively, which is recorded in Other current assets. The related offset is recorded as a gain of $0.3 million and was recognized as a reduction to cost of products sold during the three months ended March 27, 2005.

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

ITEM 4: CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-14 of the Securities Exchange Act of 1934 as of March 27, 2005. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in our internal control over financial reporting or in other factors that occurred during the quarter ended March 27, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

State of Illinois v. City of St. Elmo and Aurora Foods Inc.

We are a defendant in an action filed by the State of Illinois regarding our St. Elmo facility. The Illinois Attorney General filed a complaint seeking a restraining order prohibiting further discharges by the City of St. Elmo from its publicly owned wastewater treatment facility in violation of Illinois law and enjoining us from discharging our industrial waste into the City’s treatment facility. The complaint also asked for fines and penalties associated with the City’s discharge from its treatment facility and our alleged operation of a production facility without obtaining a state environmental operating permit. On June 19, 2003, we and the Illinois Attorney General executed an Agreed Injunction Order settling all allegations in the complaint against us, other than any potential monetary fines or penalty. We intend to vigorously defend any future claim for fines or penalties. After analyzing these claims, we believe that resolution of such matters will not result in a material impact on our financial condition, results of operations or cash flows.

Subsequent to our settlement with the State of Illinois, the City also entered into a settlement agreement with the State of Illinois. At this time, the City is on restricted status with the State of Illinois Environmental Protection Agency (“ILEPA”). Restricted status for the City may be lifted after it establishes a consistent record of compliance with its effluent discharge parameters.

In August 2004, the latest Consent Order was signed by the parties and by the Judge allowing us to continue discharging to the City of St. Elmo. In September 2004, we met with representatives from the ILEPA and the State Attorney General’s Office and separately with the City of St. Elmo to inform them that we have begun engineering work and the permit application process to install a pre-treatment system at our St. Elmo facility during the fourth quarter of calendar year 2004. On January 19, 2005 the ILEPA issued to us our construction and operating permit for the newly installed pretreatment system. The construction work will continue through the fourth quarter of calendar year 2005. We intend to vigorously defend any future claim for fines or penalties. We believe that resolution of such matters, including the associated fines and penalties, will not result in a material impact on our financial condition, results of operations or cash flows.

We continue to discharge our effluent to the City. We would vigorously defend any future effort to prevent us from discharging our industrial wastewater to the City. Although we believe we will be able to resolve this matter favorably, an adverse resolution may have a material impact on our financial position, results of operation, or cash flows.

Underweight Products

In July 2004, it came to our attention that certain products produced in one of the former Aurora plants have not met some state weight requirements. While we are in the process of investigating the scope of this issue, we have revised the operating procedures of the plant such that products produced there will comply with state product weight requirements. As a result of these weight issues, we voluntarily initiated return procedures for the product in the locations involved and also disposed of certain inventory held by us. We have recorded a charge related to the returns and inventory of $3.4 million and $1.2 million in the fiscal year ended July 31, 2004 and the transition year ended December 26, 2004, respectively. As a result of these underweight products, we have recently received a letter from the State of California, County of Santa Barbara, requesting that we meet with it to discuss this issue and the remedial actions taken by us. A meeting was held with the involved California officials on December 8, 2004 at which time the issues and corrective steps taken by us were presented and discussed. While we believe we have taken appropriate remedial steps, it is probable that fines and penalties will be imposed. The State of California has recently responded with its acknowledgment of our cooperation with the investigation and prompt reaction to and correction of the issue, and proposed a settlement amount which we are negotiating with the State of California. As of March 27, 2005, we have reserved $695,000 based upon the State of California’s latest settlement proposal. We will continue to vigorously defend our actions to date since taking control of the Aurora. We believe that resolution of such matters will not result in a material impact on our financial condition, results of operations or cash flows.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5: OTHER INFORMATION

     None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description of exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pinnacle Foods Group Inc.

By:	/s/ N. MICHAEL DION

Name:	N. Michael Dion
Title:	Executive Vice President and Chief Financial Officer
(acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer)
Date:	May 9, 2005