Form 10-Q
period 2005-06-26
PINNACLE FOODS GROUP INC
filed 2005-08-10
CIK 1288137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2005	Commission File Number 333-118390
Pinnacle Foods Group Inc.

Delaware State of Incorporation	94-3303521 I.R.S. Employer Identification No.
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
Yes ☐ No ☑.
As of August 9, 2005, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL INFORMATION
Consolidated financial statements begin on the following page

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (in thousands)

	Successor
	Three months ended		Six months ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Net sales	$306,614	$284,240	$614,451	$433,712

Costs and expenses
Cost of products sold	246,220	238,977	507,987	376,699
Marketing and selling expenses	22,011	23,505	52,962	41,691
Administrative expenses	10,097	14,056	22,466	24,516
Research and development expenses	926	1,067	1,966	1,780
Other expense (income), net	1,498	986	4,924	19,922

Total costs and expenses	280,752	278,591	590,305	464,608

Income (loss) before interest and taxes	25,862	5,649	24,146	(30,896)
Interest expense	20,882	8,306	35,135	17,898
Interest income	167	123	223	176

Income (loss) before income taxes	5,147	(2,534)	(10,766)	(48,618)
Provision for income taxes	7,321	6,173	13,836	108

Net loss	$(2,174)	$(8,707)	$(24,602)	$(48,726)

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
 (in thousands)

	Successor
	June 26,	December 26,
	2005	2004
Current assets:
Cash and cash equivalents	$13,225	$2,235
Accounts receivable, net	75,802	74,365
Inventories, net	166,365	205,510
Other current assets	7,478	3,991
Deferred income taxes	22	22

Total current assets	262,892	286,123

Plant assets, net	215,664	223,740
Tradenames	780,544	780,544
Other assets, net	49,597	57,670
Goodwill	415,112	416,863

Total assets	$1,723,809	$1,764,940

Current liabilities:
Current portion of long-term obligations	$5,578	$5,574
Notes payable	1,449	—
Accounts payable	61,736	87,921
Accrued trade marketing expense	36,754	46,014
Accrued liabilities	84,918	77,735
Accrued income taxes	2,310	1,477

Total current liabilities	192,745	218,721

Long-term debt (includes $10,816 owed to a related party)	934,458	937,506
Postretirement benefits	2,816	2,940
Deferred income taxes	224,863	212,406

Total liabilities	1,354,882	1,371,573

Commitments and contingencies (Note 12)

Shareholder’s equity:
Pinnacle Common stock: Par value $.01 per share, 100 shares authorized, issued 100	—	—
Additional paid-in-capital	519,433	519,433
Accumulated other comprehensive income	53	48
Carryover of Predecessor basis of net assets	(17,338)	(17,495)
Accumulated deficit	(133,221)	(108,619)

Total shareholder’s equity	368,927	393,367

Total liabilities and shareholder’s equity	$1,723,809	$1,764,940

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
 (in thousands)

	Successor
	Six months ended
	June 26,	June 27,
	2005	2004
Cash flows from operating activities
Net loss from operations	$(24,602)	$(48,726)
Non-cash charges (credits) to net earnings
Depreciation and amortization	21,329	18,392
Restructuring and impairment charge	1,502	10,025
Amortization of debt acquisition costs	2,614	1,907
Amortization of bond premium	(257)	(276)
Change in value of financial instruments	(1,261)	(3,290)
Equity related compensation charge	—	7,400
Postretirement healthcare benefits	(124)	(261)
Pension expense	298	597
Deferred income taxes	12,457	(278)
Changes in working capital
Accounts receivable	(1,437)	9,244
Inventories	39,145	26,069
Accrued trade marketing expense	(9,260)	737
Accounts payable	(25,847)	18,994
Other current assets and liabilities	8,226	(16,690)

Net cash provided by operating activities	22,783	23,844

Cash flows from investing activities
Capital expenditures	(12,269)	(7,375)
Pinnacle merger consideration	1,595	(738)
Aurora merger consideration	—	(663,759)
Aurora merger costs	—	(13,174)
Sale of plant assets	561	—

Net cash used in investing activities	(10,113)	(685,046)

Cash flows from financing activities
Change in bank overdrafts	(308)	12,683
Repayment of capital lease obligations	(62)	(16)
Equity contribution to Successor	—	95,276
Successor’s debt acquisition costs	(34)	(16,691)
Proceeds from Successor’s bond offerings	—	200,976
Proceeds from Successor’s bank term loan	—	425,000
Proceeds from Successor’s notes payable borrowings	31,626	—
Repayments of Successor’s notes payable	(30,177)	(14,000)
Repayments of Successor’s long term obligations	(2,725)	—

Net cash (used in) provided by financing activities	(1,680)	703,228

Effect of exchange rate changes on cash	—	—

Net change in cash and cash equivalents	10,990	42,026
Cash and cash equivalents — beginning of period	2,235	5,254
Cash and cash equivalents — end of period	$13,225	$47,280

Supplemental disclosures of cash flow information:
Interest paid	$30,184	$22,233
Interest received	223	176
Income taxes refunded (paid)	438	(22)
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)
 (in thousands)

					Carryover of
			Additional		Predecessor	Other	Total
	Common Stock		Paid In	Accumulated	Basis of	Comprehensive	Shareholder's
	Shares	Amount	Capital	Deficit	Net Assets	Income	Equity
Successor
Balance at December 28, 2003	100	$—	$191,637	$(16,299)	$(17,495)	$—	$157,843

Equity contributions:
Cash			95,276				95,276
Noncash			225,120				225,120
Equity related compensation			7,400				7,400
Comprehensive income:
Net loss				(48,726)			(48,726)
Foreign currency translation						(27)	(27)

Total comprehensive loss							(48,753)

Balance at June 27, 2004	100	$—	$519,433	$(65,025)	$(17,495)	$(27)	$436,886

Successor
Balance at December 26, 2004	100	$—	$519,433	$(108,619)	$(17,495)	$48	$393,367

Impact of additional purchase accounting adjustments					157		157
Comprehensive income:
Net loss				(24,602)			(24,602)
Foreign currency translation						5	5
Total comprehensive loss							(24,597)

Balance at June 26, 2005	100	$—	$519,433	$(133,221)	$(17,338)	$53	$368,927

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
 (in thousands, except where noted in millions)

1. Summary of Business Activities
Business Overview
Pinnacle Foods Group Inc. (hereafter referred to as the “Company” or “PFGI”) is a leading producer, marketer and distributor of high quality, branded food products. The ultimate parent of PFGI is Crunch Equity Holding, LLC (“LLC”).
In December 2004, the Company’s board of directors approved a change in PFGI’s fiscal year end from July 31 to the last Sunday in December. Accordingly, the Company is presenting unaudited consolidated financial statements for the three and six months ended June 26, 2005 and for the three and six months ended June 27, 2004. Additionally, references to the “transition year” refer to the 21 weeks ended December 26, 2004.
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
2. Interim Financial Statements
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of PFGI’s financial position as of June 26, 2005, and the results of operations and cash flows for the three and six months ended June 26, 2005 and June 27, 2004. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the company’s annual report filed on Form 10-K for the transition year ended December 26, 2004.
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
In connection with the Aurora Transaction, certain ownership units of LLC were issued to CDM, which is controlled by certain members of PFGI’s management. Certain of these units provide a profits interest consisting of an interest in distributions to the extent in excess of capital contributed by members of the LLC. The interests vest immediately. The fair value of the interests at the date of grant is $7.4 million and has been included in the Successor’s Consolidated Balance Sheet as an increase in Successor’s paid-in-capital and in the Consolidated Statement of Operations for the six months ended June 27, 2004 as an expense reflecting the charge for the fair value immediately after consummation of the Aurora Transaction. Additional units were issued in connection with the Pinnacle Merger.
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
In accordance with the requirements of purchase method accounting for acquisitions, inventories as of March 19, 2004 were valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) which in the case of finished products was $13,185 higher than the Aurora’s historical manufacturing cost. Cost of products sold in the six months ended June 27, 2004 includes a pre-tax charge of $12,966 representing the write-up of the inventory to fair value at March 19, 2004 of inventories.
Pro forma Information
The following schedule includes statements of operation data for the unaudited actual results for the six months ended June 26, 2005 and unaudited pro forma information for the six months ended June 27, 2004 as if the Aurora Transaction had occurred as of December 29, 2003. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the changes in capital structure resulting from the financings discussed above, purchase accounting adjustments resulting in changes to depreciation and amortization expenses, and the reduction in rent expense resulting from an office closure.
The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the results of operations would have been had the Aurora Transaction occurred on the dates indicated above, nor does it purport to project the results of operations for any future period or as of any future date.

	Six months ended
	June 26,	June 27,
	2005	2004
	(Actual)	(Pro Forma)
Net sales	$614,451	$591,176
Earnings before interest and taxes	$24,146	$175,128
Net (loss) earnings	$(24,602)	$139,190

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Pro forma depreciation and amortization expense included above was $21,812 for the six months ended June 27, 2004.
Included in earnings (loss) before interest and taxes in the pro forma information above for the six months ended June 27, 2004 are the following material charges (credits):

Six Months
Ended
Pinnacle Historical Financial Statements	June 27, 2004
Flow through of fair value of inventories over manufactured cost as of November 25, 2003	$18,126
Flow through of fair value of inventories over manufactured cost as of March 19, 2004	12,966
Aurora acquisitions costs	3,808
Pinnacle acquisition costs	1,420
Equity related compensation	7,400

Impact on earnings (loss) before interest and taxes	$43,720

Six Months
Ended
Aurora Historical Financial Statements	June 27, 2004
Write off of obsolete inventory	$725
Administrative restructuring and retention costs	548
Financial restructuring and divestiture costs	5,023
Reorganization (primarily consists of debt forgiveness)	(187,971)
Miscellaneous non-cash charges	207

Impact on earnings (loss) before interest and taxes	$(181,468)

4. Restructuring and Impairment Charges
Frozen Food Segment
Erie, Pennsylvania Production Facility
On April 29, 2005, the Company’s board of directors approved a plan to permanently close its Erie, Pennsylvania production facility, as part of the Company’s plan of consolidating and streamlining production activities after the Aurora merger. Production from the Erie plant, which manufactures Mrs. Paul’s and Van de Kamp frozen seafood products and Aunt Jemima frozen breakfast products, will be relocated primarily to the Company’s Jackson, Tennessee production facility. Activities related to the closure of the plant are expected to be completed by the fourth quarter of 2005 and will result in the elimination of approximately 290 positions. Employee termination activities will commence in July 2005 and are expected to be completed in the third quarter of 2005. In accordance with SFAS 112, “Employers Accounting for Postemployment Benefits”, the Company has accrued severance costs related to the employees to be terminated. In addition, the following table contains detailed information about the charges incurred related to the Erie restructuring plan, recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Estimated	Incurred	Estimated
	Total	Through	Remaining
Description	Charges	June 26, 2005	Charges
Employee severance	$590	$590	$—
Other costs	3,650	85	3,565

Total	$4,240	$675	$3,565

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

The charges incurred have been included in Other expense (income), net line in the Consolidated Statement of Operations for six months ended June 26, 2005. All such charges are reported under the frozen foods business segment.
The Company plans to transfer equipment with a net book value of approximately $4 million to other production locations, primarily in Jackson, Tennessee. The remaining property, plant and equipment have been evaluated as to recoverability. Based on an estimate of future cash flows over the remaining useful life of the assets, depreciation expense will be accelerated on the remaining asset value and will result in additional depreciation expense of approximately $4,400 through July 2005, of which $4,180 has been incurred in the three months ended June 26, 2005.
Employees terminated as a result of this closure are eligible to receive severance pay and other benefits totaling $590, which was accrued at June 26, 2005. However, none of such amounts have been expended. Other closing costs of approximately $3,650 relate to facility operating costs during the shutdown period and other shutdown costs and expenses associated with dismantling, transferring and reassembling certain equipment to Jackson, Tennessee. As of June 26, 2005, $50 has been accrued and $35 has been spent.
In connection with the plant closure, facility operating and shutdown costs as well as costs to dismantle, transfer and reassemble equipment and other plant shut down costs will be incurred and expect to result in expense as incurred in the Company’s Statements of Operations of approximately $3,345 and $220 in the third and fourth quarters, respectively, of 2005. Also, the Company expects to make capital expenditures of approximately $7,100 through October 2005 in connection with this plant consolidation project.
Mattoon, Illinois Production Facility
On April 21, 2005, the Company made and announced its decision effective May 9, 2005 to shutdown a bagel production line at its Mattoon, Illinois facility, which produces the Company’s Lender’s® Bagels. In connection with the shutdown of the production line, the Company will be terminating 28 full-time and 7 part-time employees. A portion of the assets that were used in the bagel line will be utilized in other production areas within the Company. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, the Company incurred a non-cash charge of $862 related to the asset impairment of the bagel line, which has been recorded as a component of Other expense (income), net in the Consolidated Statement of Operations for the six months ended June 26, 2005. The Company expects that any costs associated with the removal of the assets would be offset from the proceeds received from the sale of those assets.
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

				Incurred
	Original	Change in		Through	Six Months	Estimated
	Estimated	Estimated		December 26,	Ended	Remaining
Description	Charges	Charges	Transfers	2004	June 26, 2005	Charges

Asset impairment charges	$7,400	$2,649		$10,049	$—	$—
Employee severance	2,506	—	59	2,506	59	—
Other costs	4,984	(809)	(59)	3,078	1,008	30

Total	$14,890	$1,840	$—	$15,633	$1,067	$30

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
Employees terminated as a result of this closure are eligible to receive severance pay and benefits totaling $2,565, of which $2,516 has been disbursed as of June 26, 2005. Other closing costs of approximately $4,116 relate to other shutdown costs. As of June 26, 2005, $3,862 has been disbursed and $224 has been incurred and accrued.
The employee terminations resulted in a curtailment gain under the Company’s pension plan of $2,067 and postretirement benefit plan of approximately $1,142, as a portion of the unrecognized prior service credit will be immediately recognized when the employees terminate. In accordance with SFAS No. 88, the curtailment gain attributable to the pension plan was completely offset by an unrecognized loss. The gain of $1,142 attributable to the postretirement benefit plan has been recognized as a component of cost of products sold in the Consolidated Statements of Operations during the 21 weeks ended December 26, 2004.
In connection with the plant closure, costs to dismantle, transfer and reassemble equipment and other plant shut down costs will be incurred and expect to result in expense as incurred in the Company’s Statements of Operations of approximately $30 in the third quarter of 2005. Also, the Company is making capital expenditures totaling approximately $7,700 through the third quarter ending June 2005 in connection with this plant consolidation project.
The following table summarizes impairment and restructuring charges during the six months ended June 26, 2005. It also includes severance liabilities assumed or established in purchase accounting. These amounts are recorded in accrued liabilities.

	Balance at					Balance at
	December 26,		Noncash	Cash		June 26,
Description	2004	Additions	Reductions	Reductions	Transfers	2005

Other asset impairment charges	$—	$862	$(862)	$—		$—
Employee severance	3,695	590	—	(2,274)	59	2,070
Other costs	305	1,152	—	(1,124)	(59)	274

Total	$4,000	$2,604	$(862)	$(3,398)	$—	$2,344

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
The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended June 26, 2005 and June 27 2004.

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Net loss, as reported	$(2,174)	$(11,441)	$(24,602)	$(51,460)
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	(293)	(158)	(569)	(316)

Pro forma net loss	$(2,467)	$(11,599)	$(25,171)	$(51,776)

6. Other Expense (Income), net

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Other expense (income) consists of:
Restructuring and impairment charges	$363	$—	$2,604	$10,025
Merger related costs	(101)	—	(101)	8,820
Amortization of intangibles/other assets	1,204	1,036	2,407	1,148
Royalty expense (income), net	21	(87)	45	(114)
Other	11	37	(31)	43

Total other expense	$1,498	$986	$4,924	$19,922

Restructuring charges. As described in Note 4, the Company incurred costs in connection with the planned shutdown of the Omaha, Nebraska and Erie, Pennsylvania facilities as well as the shut down of a production line in Mattoon, Illinois.
Merger related costs. The Company incurred the following costs in the first quarter of 2004 in connection with the Pinnacle Merger and the Aurora Transaction discussed in Note 3:
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
Retention benefits. In connection with the Pinnacle Merger, retention benefits to certain key employees accrued during the three and six months ended June 27, 2004 totaled $1,420.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

7. Inventories

	June 26,	December 26,
	2005	2004
Raw materials, containers and supplies	$39,795	$34,489
Finished product	137,317	187,645

	177,112	222,134
Reserves	(10,747)	(16,624)

Total	$166,365	$205,510

Reserves represent amounts necessary to adjust the carrying value of inventory to the lower of cost or net realizable value, including any costs to sell or dispose.
The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.
8. Goodwill and Other Assets
Goodwill

		Purchase
	December 26,	Price	June 26,
	2004	Adjustment	2005
Frozen Foods	$122,858	$—	$122,858
Dry Foods	294,005	(1,751)	292,254

Total	$416,863	$(1,751)	$415,112

During the first quarter of 2005, the working capital adjustment for the Pinnacle Merger was finalized. In the initial consideration paid to the Predecessor’s shareholders, $10 million was deposited into an escrow account pending finalization of the working capital adjustment. Upon the settlement of the adjustment, which was $8.4 million, the remaining cash was returned to the Company and resulted in a net reduction to goodwill of $1,545.
Additionally, during the second quarter of 2005, the Company settled a state tax liability related to the period of ownership prior to the Pinnacle Merger. The amount of the settlement was for less then the liability accrued at the time of the change in ownership. The settlement of the liability resulted in a decrease to goodwill of $206.
Other Assets

	June 26,	December 26,
	2005	2004
Amortizable intangibles, net of accumulated amortization of $5,861 and $3,454, respectively	$15,170	$17,577
Deferred financing costs, net of accumulated amortization of $7,261 and $4,647, respectively	33,360	35,940
Interest rate swap fair value (Note 11)	473	3,533
Other	594	620

Total	$49,597	$57,670

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Amortizable intangible assets relate primarily to recipes and formulas acquired in the Aurora Transaction and have been assigned a five year estimated useful life for amortization purposes. Additionally, during the 21 weeks ended December 26, 2004, the Company reacquired an exclusive license to distribute Duncan Hines product in Canada. The license that was reacquired runs through June 30, 2006 at which time the Company will have exclusive right to distribution of the Duncan Hines product in Canada. Amortization expense during the three and six months ended June 26, 2005 was $1,204 and $2,407, respectively. Amortization expense during the three and six months ended June 27, 2004 was $1,036 and $1,148, respectively. Estimated amortization expense for each of the next five years is as follows: remainder of 2005 — $2,407, 2006 — $4,299, 2007 — $3,785, 2008 - $3,785, 2009 — $869, thereafter — $25.
Deferred financing costs relate to the Successor’s senior secured credit facilities and senior subordinated notes. Amortization was $1,307 and $2,614 for the three and six months ended June 26, 2005, respectively. Amortization for the three and six months ended June 27, 2004 was $1,158 and $1,907, respectively.
9. Debt and Interest Expense

	June 26,	December 26,
	2005	2004
Long-term debt
Successor
- Senior secured credit facility — term loan	$539,550	$542,275
- 8 1/4% Senior subordinated notes	394,000	394,000
- Plus: unamortized premium on senior subordinated notes	6,195	6,452
- Capital lease obligations	291	353

Total Debt	940,036	943,080
Less: current portion of long-term obligations	5,578	5,574

Total long-term debt	$934,458	$937,506

Interest expense	Three months ended		Six months ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Third party interest expense	$18,272	$15,036	$36,422	$24,628
Related party interest expense	65	76	153	76
Interest rate swap (gains) / losses (Note 11)	2,545	(6,806)	(1,440)	(6,806)

	$20,882	$8,306	$35,135	$17,898

In November 2003, the Company entered into a $675.0 million Credit Agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party of JPMP) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Transaction. The term loan matures November 25, 2010. The senior secured credit facility also provides for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Transaction. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolver as of June 26, 2005 and December 26, 2004.
As of June 26, 2005, $10,816 of our Senior Secured Credit Facility was due to JPMorgan Chase Bank. There was no related party debt as December 26, 2004.

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
A commitment fee of 0.50% per annum applies to the unused portion of the revolving loan facility and 1.25% per annum applied to the delayed-draw term loan until it became available for the Aurora Transaction. For the three and six months ended June 26, 2005, the weighted average interest rate on the term loan was 6.3251% and 6.0218%, respectively. For the six months ended June 26, 2005, the weighted average interest rate on the revolving credit facility was 6.2530%. There were no borrowings under the revolving credit facility during the three months ended June 26, 2005. As of June 26, 2005, the Eurodollar interest rate on the term loan facility was 6.3477% and the commitment fee on the undrawn revolving credit facility was 0.50%. For the three and six months ended June 27, 2004, the weighted average interest rate on the term loan was 4.1282% and 4.1134%, respectively. For the six months ended June 26, 2005, the weighted average interest rate on the revolving credit facility was 3.8886%. There were no borrowings under the revolving credit facility during the three months ended June 27, 2004. As of June 27, 2004, the Eurodollar interest rate on the term loan facility was 4.2591% and the commitment fee on the undrawn revolving credit facility was 0.50%.
The term loan facility matures in quarterly 0.25% installments from June 30, 2004 through December 31, 2009, with the remaining balance due in 2010 and the revolving credit facility terminates on November 25, 2009. The aggregate maturities of the term loan outstanding as of June 26, 2005 are: $2,725 in the remainder of 2005, $5,450 in 2006, $5,450 in 2007, $5,450 in 2008, $5,450 in 2009 and $515,025 thereafter.
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
We pay a commission on the face amount of all outstanding letters of credit drawn under the senior secured credit facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. We also pay a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities cannot exceed $40,000. As of June 26, 2005 and December 26, 2004, there were no outstanding borrowings under the revolving credit facility and we had utilized $10,477 and $15,741, respectively, for letters of credit. Of the $130,000 revolving credit facility available, as of June 26, 2005 and December 26, 2004, we had an unused balance of $119,523 and $114,259, respectively, available for future borrowings and letters of credit, of which a maximum of $29,523 and $24,259, respectively, may be used for letters of credit.

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
On November 19, 2004 the Company received required lender approval to permanently waive the defaults mentioned above and amend the financial covenants for future reporting periods. The terms of the permanent amendment and waiver include:
•	delivery of July 31, 2004 fiscal year end financial statements on or prior to the effective date of the amendment;

•	a 50 basis point increase to the applicable rate, as defined, with respect to borrowings under the credit agreement;

•	a change in the definition of consolidated cash interest expense to exclude non-cash gains or losses arising from marking interest rate swap agreements to market;

•	the addition of a Senior Covenant Leverage Ratio, as defined, which ranges from a ratio of 3.75 to 1.00 to a ratio of 5.75 to 1.00 through December 2005;

•	amendment of the interest expense coverage ratio (ranging from a ratio of 1.50 to 1.00 to a ratio of 2.10 to 1.00 through December 2005) and suspends the maximum total leverage ratio until March 2006;

•	elimination of limitation on revolving credit exposures;

•	and the following limitations, restrictions and additional reporting requirements during the amendment period which ends on the second business day following the date on which the Company delivers to the Administrative Agent financial statements for the fiscal quarter ending March 2006:
•	prohibit incremental extensions of credit, as defined;

•	additional limitations on indebtedness;

•	limitations on acquisitions and investments;

•	additional limitations on restricted payments;

•	suspension of payments for management fees;

•	continuation of the anti-cash hoarding provision;

•	monthly financial reporting requirements, and;

•	a Company election to early terminate the amendment period.
As of June 26, 2005, the Company was in compliance with the amended and added covenants as listed above.
In addition to the debt instruments discussed above, the Company entered into a short term notes payable agreement during the second quarter of 2005 for the financing of the Company’s annual insurance premiums. As of June 26, 2005, the balance of the notes payable totaled $1,449.
10. Pension and Retirement Plans
In December 2003, the Financial Accounting Standards Board issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (“SFAS 132R”). SFAS 132R requires additional annual and interim disclosures about pension plans and other postretirement benefit plans.
As of June 26, 2005, the Company maintains a noncontributory defined benefit pension plan that covers substantially all eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Company’s pension plan is funded in conformity with the funding requirements of applicable government regulations. As disclosed in the Company’s Consolidated Financial Statements for the transition year ended December 26, 2004, the Company does not expect to make a contribution during the current fiscal year.

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
The components of net periodic benefit cost included in the Consolidated Statements of Operations are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Service cost	$372	$536	$3	$13
Interest cost	829	826	17	20
Expected return on assets	(1,052)	(1,047)	—	—
Recognized net actuarial loss/(gain)	—	—	2	29
Amortization of:
Unrecognized prior service cost (credit)	—	—	(84)	(114)

Total amount recognized	$149	$315	$(62)	$(52)

	Pension Benefits		Other Postretirement Benefits
	Six months ended		Six months ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Service cost	$744	$1,015	$6	$68
Interest cost	1,658	1,563	34	103
Expected return on assets	(2,104)	(1,981)	—	—
Recognized net actuarial loss/(gain)	—	—	4	149
Amortization of:
Unrecognized prior service cost (credit)	—	—	(168)	(581)

Net periodic benefit cost (benefit)	298	597	(124)	(261)
Liability assumed in business acquisition				806

Total amount recognized	$298	$597	$(124)	$545

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
As of the start of the current year, the Company was party to four interest rate swap agreements with counterparties, including JP Morgan Chase Bank (a related party), that effectively changes the floating rate payments on its Senior Secured Credit Facility into fixed rate payments. The first swap agreement became effective April 26, 2004, terminated December 31, 2004 and had a notional amount of $545.0 million; the second swap agreement commenced January 4, 2005, terminates on January 3, 2006 and has a notional amount of $450.0 million; the third swap agreement commences January 3, 2006, terminates on January 2, 2007 and has a notional amount of $100.0 million, and the fourth swap agreement commences on January 3, 2006, terminates on January 2, 2007 and has a notional amount of $250.0 million. Interest payments determined under each swap agreement are based on these notional amounts, which match or are expected to match the Company’s outstanding borrowings under the Senior Secured Credit Facility during the periods that each interest rate swap is outstanding. Floating interest rate payments to be received under each swap are based on U.S. Dollar LIBOR, which is the same basis for determining the floating rate payments on the Senior Secured Credit Facility. The fixed interest rate payments that the Company will pay under the swap agreements are determined using the following approximate fixed interest rates: 1.39% for the swap terminated on December 31, 2004; 2.25% for the swap terminating January 1, 2006; and 3.75% for two swaps terminating January 2, 2007.
These swaps were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of June 26, 2005 and December 26, 2004, the fair value of the interest rate swaps was a gain of $4,636 and $3,757, respectively. At June 26, 2005, $4,163 was recorded in Other current assets and $473 was recorded in Other assets, net in the Consolidated Balance Sheet. Of the amount at December 26, 2004, $224 is recorded in Other current assets, while $3,533 was recorded in Other assets, net in the Consolidated Balance Sheet. During the three and six months ended June 26, 2005, the Company realized in cash a gain on the interest rate swaps of $337 and $561, respectively, which is recorded as a decrease to interest expense. Additionally, the Company recognized a non-cash loss during the three months ended June 26, 2005 totaling $2,882 and a non-cash gain during the six months ended June 26, 2005 totaling $879. The non cash gains and losses are recognized as an adjustment to interest expense, net in the Consolidated Statement of Operations.
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
As of June 26, 2005 and December 26, 2004, the fair value of the remaining natural gas swap transactions was a gain of $269 and $95, respectively, which is recorded in Other current assets in the Consolidated Balance Sheet. During the three and six months ended June 26, 2005, the Company realized in cash a gain of $67 and a loss of $12, respectively, on the natural gas swaps, which is recorded as an increase to cost of products sold. Additionally, the Company recognized a non-cash loss during the three months ended June 26, 2005 totaling $114 and a non-cash gain during the six months ended June 26, 2005 totaling $174. The non-cash gains and losses are recognized as an adjustment to cost of products sold in the Consolidated Statement of Operations.
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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

As of June 26, 2005, the fair value of the remaining foreign exchange swaps was a gain of $208, which is recorded in Other current assets in the Consolidated Balance Sheet. For the three and six months ended June 26, 2005, the Company realized in cash a gain of $161 and $169, respectively, on the foreign exchange swaps, which is recorded as a reduction to cost of products sold. Additionally, the Company recognized non-cash gains during the three and six months ended June 26, 2005 totaling $113 and $208, respectively. The non-cash gains and losses are recognized as an adjustment to cost of products sold in the Consolidated Statement of Operations.
We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. The contract value of the outstanding standby letter of credit as of June 26, 2005 was $8,096, which approximates fair value. As of June 26, 2005, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $2,381, which approximates fair value.
We are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A” rated by Moody’s and Standard & Poor’s. Accordingly, we do not anticipate non-performance by the counterparties.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The estimated fair value of the Senior Secured Credit Facilities bank debt that is classified as long term debt on the Consolidated Balance Sheet at June 26, 2005, was approximately its carrying value.
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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

On August 30, 2004, an Interim Consent Order signed by all parties was signed and entered by the Judge in the case whereby, in addition to a number of actions required of the City, the Company agreed to provide monthly discharge monitoring reports to the Illinois Environmental Protection Agency for six (6) months and was allowed to continue discharging effluent to the City of St. Elmo. In September 2004, the Company met with representatives from the State of Illinois Environmental Protection Agency and the State Attorney General’s Office and separately with the City of St. Elmo to inform them that the Company intended to install a pre-treatment system at its St. Elmo facility during the fourth quarter of 2004 and first quarter of 2005. The State issued the construction and operating permits to the Company and construction of the pre-treatment system has been completed. Testing is underway and the system is currently scheduled to be fully operational by the end of August 2005.
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
American Cold Storage – North America, L/P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.
On June 26, 2005 the Company was served with the Summons and Complaint in the above matter. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near the Company’s Jackson, Tennessee plant. In approximately April 2004, the Company entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, the Company realized that the Facility was incapable of properly handling the discussed volume of product and began reducing its shipments to the Facility. The complaint seeks damages not to exceed $1.5 million, together with associated costs. It is too early to determine the likely outcome of this litigation. The Company is investigating and intends to vigorously defend against this claim.
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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

13. Related Party Transactions
Management fees
On November 25, 2003, the Successor entered into a Management Agreement with JPMorgan Partners, LLC (“JPMP”) and J.W. Childs Associates, L.P. (“JWC”) where JPMP and JWC provide management, advisory and other services. The agreement calls for quarterly payments of $125 to each JPMP and JWC for management fees. In accordance with our Senior Credit Agreement Amendment (see Note 9), the payment of the management fees was suspended during the amendment period and therefore, no payments have been made during the three and six months ended June 26, 2005. Management fees to JPMP and JWC in total included in the Consolidated Statement of Operations for the three and six months ended June 27, 2004 were $250 and $598, respectively. In addition, the Company reimbursed JWC and JPMP for out-of-pocket expenses totaling $6 and $11 during the three and six months ended June 26, 2005, respectively. For the three and six months ended June 27, 2004, reimbursed expenses totaled $20 and $21, respectively. In connection with the Pinnacle Merger, the Company paid a transaction fee of $2,425 to each JPMP and JWC, in addition to $441 in fees and expenses. In connection with the Aurora Transaction, transaction fees were paid to JPMP and JWC of $1 million to each, plus $119 in fees and expenses. In connection with any subsequent acquisition transaction, there will be a transaction fee of 1/2% of the aggregate purchase price to each of JPMP and JWC, plus fees and expenses. These transaction fees were included in the acquisition costs in each of the transactions.
Also on November 25, 2003, the Successor entered into an agreement with CDM Capital LLC, an affiliate of CDM Investor Group LLC, where CDM Capital LLC will receive a transaction fee of 1/2% of the aggregate purchase price of future acquisitions (other than the Pinnacle Merger or the Aurora Transaction), plus fees and expenses.
Leases and Aircraft
The Company leases office space owned by a party related to the Chairman. One office was leased through January 15, 2004. A new office was leased beginning January 15, 2004. The new lease provides for the Company to make leasehold improvements approximating $318. The base rent for the new office is $87 annually compared to $245 annually scheduled in the old office. Rent expense during the three and six months ended June 26, 2005 was $25 and $50, respectively. Rent expense during the three and six months ended June 27, 2004 was $22 and $50, respectively.
Beginning November 25, 2003, the Company began using an aircraft owned by a company indirectly owned by the Chairman. In connection with the usage of the aircraft, the Company paid net operating expenses of $687 and $1,375 during the three and six months ended June 26, 2005. Net operating expenses for the aircraft during the three and six months ended June 27, 2004 was $741 and $1,053, respectively.
Debt and Interest Expense
For the three and six months ended June 26, 2005, fees and interest expense recognized in the Consolidated Statement of Operations for the debt to the related party, JPMorgan Chase Bank, amounted to $65 and $153, respectively. Additionally, we paid to JPMorgan Chase Bank fees and interest expense totaling $76 during the three and six months ended June 27, 2004. See Note 9.
Financial Instruments
The Company has entered into transactions for derivative financial instruments with JPMorgan Chase Bank to lower its exposure to interest rates, foreign currency, and natural gas prices. During the three and six months ended June 26, 2005, the total net cash received by the Company for the settlement of interest rate swaps, foreign exchange swaps, and natural gas swaps totaled $565 and $718, respectively. During the three and six months ended June 27, 2004, the total cash received by the Company for the settlement of interest rate swaps was $3,515. See Note 11.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Loan to Member of Management
In February 2005, the Company loaned Mr. Daniel Parker, Senior Vice President, Supply Chain, $41. The interest rate on the loan is 8%. The outstanding balance as of June 26, 2005 is $21 and it is expected to be paid in full by the end of 2005.
14. Segments
The Company’s products and operations are managed and reported in two operating segments. The Frozen Foods segment consists of the following: dinners and entrees (Swanson, Hungry Man), prepared seafood (Van de Kamp’s, Mrs. Paul’s), breakfast (Aunt Jemima), bagels (Lenders), and other frozen products (Celeste, Chef’s Choice). The Dry Foods segment consists of the following product lines: pickles, peppers, and relish (Vlasic), baking mixes and frostings (Duncan Hines), syrups and pancake mixes (Mrs. Butterworth’s and Log Cabin), and other grocery products (Open Pit). Segment performance is evaluated based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Cost of products sold for the three and six months ended June 27, 2004 includes $13,819 and $31,092, respectively representing the write-up of inventories to fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) at the dates of the acquisitions of inventories, which were sold subsequent to the acquisition dates. Of these amounts, $4,448 was included in the frozen foods segment and $9,371 in the dry foods segment during the three months ended June 27, 2004, while $6,948 was included in the frozen foods segment and $24,144 in the dry foods segment during the six months ended June 27, 2004. Corporate assets consist of deferred and prepaid income tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions, and Pinnacle and Aurora merger related costs discussed in Note 6.

	Three months ended		Six months ended
	June 26,	June 27,	June 26,	June 27,
SEGMENT INFORMATION	2005	2004	2005	2004
Net sales
Frozen foods	$155,109	$142,916	$336,448	$239,225
Dry foods	151,505	141,324	278,003	194,487

Total	$306,614	$284,240	$614,451	$433,712

Earnings (loss) before interest and taxes
Frozen foods	$5,229	$(4,702)	$645	$(19,517)
Dry foods	24,412	14,491	32,197	4,700
Unallocated corporate expenses	(3,779)	(4,140)	(8,696)	(16,079)

Total	$25,862	$5,649	$24,146	$(30,896)

Depreciation and amortization
Frozen foods	$9,381	$8,875	$14,521	$12,038
Dry foods	3,317	4,750	6,808	6,354

Total	$12,698	$13,625	$21,329	$18,392

Capital expenditures
Frozen foods	$7,684	$3,657	$10,161	$4,495
Dry foods	1,358	1,867	2,108	2,880

Total	$9,042	$5,524	$12,269	$7,375

GEOGRAPHIC INFORMATION
Net sales
United States	$293,090	$276,260	$589,799	$417,043
Canada	13,524	7,980	24,652	16,669

Total	$306,614	$284,240	$614,451	$433,712

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

	June 26,	December 26,
SEGMENT INFORMATION:	2005	2004
Total Assets
Frozen foods	$657,048	$671,860
Dry foods	1,066,715	1,092,196
Corporate	46	884

Total	$1,723,809	$1,764,940

GEOGRAPHIC INFORMATION
Long-lived assets
United States	$215,637	$223,719
Canada	27	21

Total	$215,664	$223,740

15. Recently Issued Accounting Pronouncements
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
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The effect of adopting FIN 47 on the Company’s financial position and results of operations has not yet been determined.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

16. Guarantor and Nonguarantor Statements
In connection with the Pinnacle Merger and Aurora Transaction and as a part of the related financings, the Company issued $394 million of 8 1/4% senior subordinated notes ($200 million in November 2003 and $194 million in February 2004, collectively referred to as the “Notes”) in private placements pursuant to Rule 144A and Regulation S. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries.
The following consolidating financial information presents:
(1)	Consolidating (a) balance sheets as of June 26, 2005 and December 26, 2004 and (b) the related statements of operations and cash flows for the three and six months ended June 26, 2005 and June 27, 2004.

(2)	Elimination entries necessary to consolidate the Successor, with its guarantor subsidiaries and nonguarantor subsidiary.
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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Balance Sheet — Successor
June 26, 2005

	Pinnacle
	Foods	Guarantor	Nonguarantor		Consolidated
	Group Inc.	Subsidiaries	Subsidiary	Eliminations	Total
Current assets:
Cash and cash equivalents	$34	$11,992	$1,199	$—	$13,225
Accounts receivable, net	42,122	29,937	3,743	—	75,802
Intercompany accounts receivable	—	27,580	—	(27,580)	—
Inventories, net	55,410	108,038	2,917	—	166,365
Other current assets	4,271	3,173	34	—	7,478
Deferred income taxes	—	—	22	—	22

Total current assets	101,837	180,720	7,915	(27,580)	262,892

Plant assets, net	97,561	118,076	27	—	215,664
Investment in subsidiaries	268,566	3,089	—	(271,655)	—
Intercompany note receivable	185,233	—	—	(185,233)	—
Tradenames	674,388	106,156	—	—	780,544
Other assets, net	49,342	255	—	—	49,597
Goodwill	272,618	142,494	—	—	415,112

Total assets	$1,649,545	$550,790	$7,942	$(484,468)	$1,723,809

Current liabilities:
Current portion of long-term obligations	$5,460	$118	$—	$—	$5,578
Notes payable		1,449	—	—	1,449
Accounts payable	24,115	35,707	1,914	—	61,736
Intercompany accounts payable	26,753	—	827	(27,580)	—
Accrued trade marketing expense	19,733	16,265	756	—	36,754
Accrued liabilities	60,005	24,648	265	—	84,918
Accrued income taxes	58	1,162	1,090	—	2,310

Total current liabilities	136,124	79,349	4,852	(27,580)	192,745

Long-term debt	934,312	146	—	—	934,458
Intercompany note payable	—	185,233	—	(185,233)	—
Postretirement benefits	838	1,978	—	—	2,816
Deferred income taxes	209,344	15,518	1	—	224,863

Total liabilities	1,280,618	282,224	4,853	(212,813)	1,354,882

Commitments and contingencies	—	—	—	—	—

Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	519,433	287,710	935	(288,645)	519,433
Accumulated other comprehensive income (loss)	53	53	53	(106)	53
Carryover of Predecessor basis of net assets	(17,338)	—	—	—	(17,338)
Retained earnings (accumulated deficit)	(133,221)	(19,197)	2,101	17,096	(133,221)

Total shareholder’s equity	368,927	268,566	3,089	(271,655)	368,927

Total liabilities and shareholder’s equity	$1,649,545	$550,790	$7,942	$(484,468)	$1,723,809

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Statement of Operations — Successor
For the three months ended June 26, 2005

	Pinnacle
	Foods	Guarantor	Nonguarantor		Consolidated
	Group Inc.	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$147,783	$150,666	$13,524	$(5,359)	$306,614

Costs and expenses
Cost of products sold	124,227	117,906	9,254	(5,167)	246,220
Marketing and selling expenses	11,570	9,245	1,196	—	22,011
Administrative expenses	5,201	4,629	267	—	10,097
Research and development expenses	483	443	—	—	926
Intercompany royalties	—	—	71	(71)	—
Intercompany technical service fees	—	—	121	(121)	—
Other expense (income), net	1,239	259	—	—	1,498
Equity in loss (earnings) of investees	(16,048)	(1,663)	—	17,711	—

Total costs and expenses	126,672	130,819	10,909	12,352	280,752

Income (loss) before interest and taxes	21,111	19,847	2,615	(17,711)	25,862
Intercompany interest (income) expense	(3,263)	3,263	—	—	—
Interest expense	20,870	12	—	—	20,882
Interest income	—	162	5	—	167

Income (loss) before income taxes	3,504	16,734	2,620	(17,711)	5,147
Provision for income taxes	5,678	686	957	—	7,321

Net (loss) earnings	$(2,174)	$16,048	$1,663	$(17,711)	$(2,174)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Statement of Operations — Successor
For the three months ended June 27, 2004

	Pinnacle
	Foods	Guarantor	Nonguarantor		Consolidated
	Group Inc.	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$127,331	$153,046	$7,980	$(4,117)	$284,240

Costs and expenses
Cost of products sold	108,649	127,533	6,665	(3,870)	238,977
Marketing and selling expenses	11,813	11,166	526	—	23,505
Administrative expenses	6,671	7,103	282	—	14,056
Research and development expenses	523	544	—	—	1,067
Intercompany royalties	—	—	75	(75)	—
Intercompany technical service fees	—	—	172	(172)	—
Other expense (income), net	967	19	—	—	986
Equity in loss (earnings) of investees	(4,608)	(166)	—	4,774	—

Total costs and expenses	124,015	146,199	7,720	657	278,591

(Loss) earnings before interest and taxes	3,316	6,847	260	(4,774)	5,649

Intercompany interest (income) expense	(2,297)	2,290	7	—	—
Interest expense	8,910	(604)	—	—	8,306
Interest income	56	63	4	—	123

(Loss) earnings before income taxes	(3,241)	5,224	257	(4,774)	(2,534)
Provision (benefit) for income taxes	5,466	616	91	—	6,173

Net (loss) earnings	$(8,707)	$4,608	$166	$(4,774)	$(8,707)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Statement of Operations — Successor
For the six months ended June 26, 2005

	Pinnacle
	Foods	Guarantor	Nonguarantor		Consolidated
	Group Inc.	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$328,054	$273,576	$24,652	$(11,831)	$614,451

Costs and expenses
Cost of products sold	267,408	233,244	18,732	(11,397)	507,987
Marketing and selling expenses	32,594	18,439	1,929	—	52,962
Administrative expenses	12,458	9,452	556	—	22,466
Research and development expenses	1,110	856	—	—	1,966
Intercompany royalties	—	—	145	(145)	—
Intercompany technical service fees	—	—	289	(289)	—
Other expense (income), net	3,934	990	—		4,924
Equity in loss (earnings) of investees	(5,177)	(1,901)	—	7,078	—

Total costs and expenses	312,327	261,080	21,651	(4,753)	590,305

Income (loss) before interest and taxes	15,727	12,496	3,001	(7,078)	24,146

Intercompany interest (income) expense	(6,207)	6,205	2	—	—
Interest expense	35,118	17	—	—	35,135
Interest income	—	213	10	—	223

Income (loss) before income taxes	(13,184)	6,487	3,009	(7,078)	(10,766)
Provision for income taxes	11,418	1,310	1,108	—	13,836

Net (loss) earnings	$(24,602)	$5,177	$1,901	$(7,078)	$(24,602)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Statement of Operations — Successor
For the six months ended June 27, 2004

	Pinnacle
	Foods	Guarantor	Nonguarantor		Consolidated
	Group Inc.	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$138,396	$286,008	$16,669	$(7,361)	$433,712

Costs and expenses
Cost of products sold	123,818	246,592	13,144	(6,855)	376,699
Marketing and selling expenses	14,352	25,471	1,868	—	41,691
Administrative expenses	7,389	16,531	596	—	24,516
Research and development expenses	523	1,257	—	—	1,780
Intercompany royalties	—	—	157	(157)	—
Intercompany technical service fees	—	—	349	(349)	—
Other expense (income), net	8,463	11,459	—	—	19,922
Equity in loss (earnings) of investees	14,075	(354)	—	(13,721)	—

Total costs and expenses	168,620	300,956	16,114	(21,082)	464,608

(Loss) earnings before interest and taxes	(30,224)	(14,948)	555	13,721	(30,896)

Intercompany interest (income) expense	(3,749)	3,736	13	—	—
Interest expense	18,503	(605)	—	—	17,898
Interest income	88	80	8	—	176

(Loss) earnings before income taxes	(44,890)	(17,999)	550	13,721	(48,618)
Provision (benefit) for income taxes	3,836	(3,924)	196	—	108

Net (loss) earnings	$(48,726)	$(14,075)	$354	$13,721	$(48,726)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Statement of Cash Flows — Successor
For the six months ended June 26, 2005

	Pinnacle
	Foods	Guarantor	Nonguarantor		Consolidated
	Group Inc.	Subsidiaries	Subsidiary	Eliminations	Total
Cash flows from operating activities
Net (loss) earnings from operations	$(24,602)	$5,177	$1,901	$(7,078)	$(24,602)
Non-cash charges (credits) to net earnings
Depreciation and amortization	12,541	8,785	3	—	21,329
Restructuring and impairment charge	1,502	—	—	—	1,502
Amortization of debt acquisition costs	2,614	—	—	—	2,614
Amortization of bond premium	(257)	—	—	—	(257)
Change in value of financial instruments	(1,261)	—	—	—	(1,261)
Equity in loss (earnings) of investees	(5,177)	(1,901)	—	7,078	—
Postretirement healthcare benefits	13	(137)	—	—	(124)
Pension expense	—	298	—	—	298
Deferred income taxes	11,359	1,098	—	—	12,457
Changes in working capital
Accounts receivable	(1,634)	(629)	826	—	(1,437)
Intercompany accounts receivable/payable	29,090	(28,479)	(611)	—	—
Inventories	15,033	23,750	362	—	39,145
Accrued trade marketing expense	(11,131)	3,452	(1,581)	—	(9,260)
Accounts payable	(27,702)	2,153	(298)	—	(25,847)
Other current assets and liabilities	5,672	1,948	606	—	8,226

Net cash provided by (used in) operating activities	6,060	15,515	1,208	—	22,783

Cash flows from investing activities
Capital expenditures	(6,796)	(5,464)	(9)	—	(12,269)
Pinnacle merger consideration	1,595	—	—	—	1,595
Sale of plant assets	—	561	—	—	561

Net cash used in investing activities	(5,201)	(4,903)	(9)	—	(10,113)

Cash flows from financing activities
Change in bank overdrafts	—	(308)	—	—	(308)
Repayment of capital lease obligations	(5)	(57)	—	—	(62)
Successor’s debt acquisition costs	(34)	—	—	—	(34)
Proceeds from Successor’s notes payable borrowings	31,626	—	—	—	31,626
Repayments of Successor’s notes payable	(30,177)	—	—	—	(30,177)
Repayments of Successor’s long term obligations	(2,725)	—	—	—	(2,725)

Net cash (used in) provided by financing activities	(1,315)	(365)	—	—	(1,680)

Effect of exchange rate changes on cash	—	—	—	—	—

Net change in cash and cash equivalents	(456)	10,247	1,199	—	10,990

Cash and cash equivalents — beginning of period	490	1,745	—	—	2,235

Cash and cash equivalents — end of period	$34	$11,992	$1,199	$—	$13,225

Supplemental disclosures of cash flow information:
Interest paid	$30,184	$—	$—	$—	$30,184
Interest received	—	213	10	—	223
Income taxes refunded (paid)	—	622	(184)	—	438

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

Pinnacle Foods Group Inc.
Consolidated Statement of Cash Flows — Successor
For the six months ended June 27, 2004

	Pinnacle
	Foods	Guarantor	Nonguarantor		Consolidated
	Group Inc.	Subsidiaries	Subsidiary	Eliminations	Total
Cash flows from operating activities
Net (loss) earnings from operations	$(48,726)	$(14,075)	$354	$13,721	$(48,726)
Non-cash charges (credits) to net earnings
Depreciation and amortization	5,538	12,851	3	—	18,392
Restructuring and impairment charge	—	10,025	—	—	10,025
Amortization of debt acquisition costs	1,907	—	—	—	1,907
Amortization of bond premium	(276)	—	—	—	(276)
Change in value of financial instruments	(3,290)	—	—	—	(3,290)
Equity in loss (earnings) of investees	14,075	(354)	—	(13,721)	—
Equity related compensation charge	7,400	—	—	—	7,400
Postretirement healthcare benefits	6	(267)	—	—	(261)
Pension expense	—	597	—	—	597
Deferred income taxes	3,836	(4,114)	—	—	(278)
Changes in working capital
Accounts receivable	(46,768)	56,007	5	—	9,244
Intercompany accounts receivable/payable	(7,861)	8,693	(832)	—	—
Inventories	(64,120)	90,273	(84)	—	26,069
Accrued trade marketing expense	24,533	(23,961)	165	—	737
Accounts payable	33,367	(14,364)	(9)	—	18,994
Other current assets and liabilities	70,333	(87,822)	799	—	(16,690)

Net cash provided by (used in) operating activities	(10,046)	33,489	401	—	23,844

Cash flows from investing activities
Capital expenditures	(2,652)	(4,721)	(2)	—	(7,375)
Pinnacle merger consideration	(738)	—	—	—	(738)
Aurora merger consideration	(663,759)	—	—	—	(663,759)
Aurora merger costs	(13,174)	—	—	—	(13,174)

Net cash used in investing activities	(680,323)	(4,721)	(2)	—	(685,046)

Cash flows from financing activities
Change in bank overdrafts	—	12,683	—	—	12,683
Repayment of capital lease obligations	(16)	—	—	—	(16)
Equity contribution to Successor	95,276	—	—	—	95,276
Successor’s debt acquisition costs	(16,691)	—	—	—	(16,691)
Proceeds from Successor’s bond offerings	200,976	—	—	—	200,976
Proceeds from Successor’s bank term loan	425,000	—	—	—	425,000
Repayments of Successor’s notes payable	(14,000)	—	—	—	(14,000)

Net cash (used in) provided by financing activities	690,545	12,683	—	—	703,228

Effect of exchange rate changes on cash	—	—	—	—	—

Net change in cash and cash equivalents	176	41,451	399	—	42,026

Cash and cash equivalents — beginning of period	—	4,751	503	—	5,254

Cash and cash equivalents — end of period	$176	$46,202	$902	$—	$47,280

Supplemental disclosures of cash flow information:
Interest paid	$22,233	$—	$—	$—	$22,233
Interest received	88	78	10	—	176
Income taxes refunded (paid)	—	(22)	—	—	(22)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except where noted)
The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. You should read this analysis in conjunction with the consolidated financial statements and accompanying footnotes and our Annual Report on Form 10-K for the transition period ended December 26, 2004. This section contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include, but are not limited to: changes in demand for our products, changes in distribution channels or competitive conditions in the markets where we operate, loss of our intellectual property rights, fluctuations in the price or supply of raw materials, seasonality, our reliance on co-packers to meet our manufacturing needs, competition and industry trends. The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive,” or similar words, or the negative of these words, identify forward-looking statements entirely by these cautionary factors.
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
Pinnacle Foods Holding Corporation (“PFHC”) and certain newly-formed investor companies consummated a merger (the “Pinnacle Merger” or “Merger”) effective November 24, 2003. For purposes of identification and description, the Company is referred to as the “Predecessor” for the period prior to the Pinnacle Merger, and the “Successor” for the period subsequent to the Pinnacle Merger. Also, as described in Note 3 to the consolidated financial statements, on March 19, 2004, in connection with the comprehensive restructuring of Aurora Foods Inc., the “Aurora Transaction” resulted in the merger of Pinnacle and Aurora, with Pinnacle as the accounting acquiror. The consolidated financial statements include the results of operations of the Aurora businesses beginning March 19, 2004. Also, see Note 3 for pro forma financial information.
In November 2003, we entered into a $675.0 million credit agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available in connection with the Pinnacle Merger and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Transaction. The senior secured credit facilities also provide for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Transaction. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolving credit facility as of June 26, 2005 and December 26, 2004.
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

In December 2004, our board of directors approved a change in our fiscal year end from July 31 to the last Sunday in December. Accordingly, we are presenting unaudited consolidated financial statements for the three and six months ended June 26, 2005 and for the three and six months ended June 27, 2004.
During the six months ended June 26, 2005, the twenty-one weeks ended December 26, 2004 (the “transition year”) and the thirty-six weeks ended July 31, 2004 (fiscal 2004), we recorded restructuring charges totaling $1.0 million, $3.9 million and $11.8 million, respectively, pertaining to our decision to permanently close the Omaha, Nebraska production facility. The closure was part of our plan of consolidating and streamlining production activities after the Aurora Merger.
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
During the first quarter of 2005, our earnings (loss) before interest and taxes were negatively impacted by certain items. In April 2005, we announced plans to shutdown a production line in our Mattoon, Illinois production facility and incurred a non-cash charge for an impairment write down of fixed assets totaling $0.9 million. In April 2005, we announced plans to permanently close the Erie, Pennsylvania production facility and incurred charges totaling $0.7 million pertaining to employee severance and related costs. This charge was included in the results of operations for the six months ended June 26, 2005 and is recorded in other expense (income), net in the Consolidated Statement of Operations.
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
The following table reconciles shipments to net sales for the consolidated company, the frozen foods segment and the dry foods segment for the three and six month periods ended June 26, 2005 and June 27, 2004
For the three months ended,

	Consolidated		Frozen Foods		Dry Foods
	June 26,	June 27,	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004	2005	2004
Shipments	$430.4	$390.5	$213.7	$194.2	$216.7	$196.3
Less: Aggregate trade marketing and consumer coupon redemption expenses	120.4	102.3	58.3	49.7	62.1	52.6
Less: Slotting expense	3.4	4.0	0.3	1.6	3.1	2.4

Net sales	$306.6	$284.2	$155.1	$142.9	$151.5	$141.3

For the six months ended,

	Consolidated		Frozen Foods		Dry Foods
	June 26,	June 27,	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004	2005	2004
Shipments	$894.5	$594.3	$485.3	$324.8	$409.2	$269.5
Less: Aggregate trade marketing and consumer coupon redemption expenses	244.5	153.7	133.9	81.7	110.6	72.0
Less: Slotting expense	35.5	6.9	14.9	3.9	20.6	3.0

Net sales	$614.5	$433.7	$336.5	$239.2	$278.0	$194.5

Plant Consolidations
Omaha, Nebraska Production Facility
During the six months ended June 26, 2005, we recorded restructuring charges totaling $1.0 million pertaining to our decision to permanently close the Omaha, Nebraska production facility. In addition, during the transition year ended December 26, 2004 and fiscal 2004 ended July 31, 2004, we recorded restructuring charges totaling $3.9 million and $11.8 million, respectively. These charges are recorded as a component of Other expense (income), net in the Consolidated Statement of Operations. The closure was part of our plan of consolidating and streamlining production activities after the Aurora merger. These charges were recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits”, SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In determining such charges, we made certain estimates and judgments surrounding the amounts ultimately to be paid and received for the actions we have taken.
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
The severance costs, which include continuation of employee benefits for salaried employees, total $2.6 million and were expensed in the first quarter of 2004. As of June 26, 2005, $2.5 million has been paid.
The estimated costs associated with transferring certain assets to the Fayetteville and Jackson facilities along with estimates of the costs necessary to shut down the Omaha facility are included in other restructuring costs as they are incurred. Through June 26, 2005, these costs have totaled $4.1 million. We anticipate that additional costs through completion of the program, which will be recorded in future periods, will approximate less than $0.1 million. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, proceeds received from the sale of the land and equipment will depend on our success in negotiating with buyers and the current real estate market in Omaha. We will review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes in estimates to our restructuring obligations in our consolidated financial statements for such quarter based on management’s then-current estimates.
Erie, Pennsylvania Production Facility
During the six months ended June 26, 2005, we recorded restructuring charges totaling $0.7 million pertaining to our decision to permanently close the Erie, Pennsylvania production facility, which we anticipate will close by September 2005. The charges are recorded as a component of Other expense (income), net in the Consolidated Statement of Operations. The closure was part of the Company’s continuing plan of streamlining production activities. These charges were recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In determining such charges, we made certain estimate and judgments surrounding the amounts ultimately to be paid and received for the actions we have taken.
Production from the Erie plant, which manufactures Mrs. Paul’s and Van de Kamp frozen seafood products and Aunt Jemima frozen breakfast products, will be relocated primarily to the Company’s Jackson, Tennessee production facility. Activities related to the closure of the plant are expected to be completed by the fourth quarter of 2005 and will result in the elimination of approximately 290 positions. Employee termination activities will commence in July 2005 and are expected to be completed in the third quarter of 2005.
In order to estimate the costs related to our restructuring efforts, management made its best estimates of the most likely expected outcomes of the significant activities to accomplish the restructuring. These estimates principally related to charges for employee severance and related costs to be paid and other plant shutdown and relocation costs. The employee related costs, which include severance and other benefits, total $0.6 million. None of these costs have been paid as of June 26, 2005.
The estimated costs associated with transferring certain assets to the Jackson facility along with estimates of the costs necessary to shut down the Erie facility are included in other restructuring costs as they are incurred. We anticipate that costs through completion of the program will approximate $3.6 million. Through June 26, 2005, less than $0.1 million has been expended. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, proceeds received from the sale of the land and equipment will depend on our success in negotiating with buyers and the current real estate market in Erie. We will review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes in estimates to our restructuring obligations in our consolidated financial statements for such quarter based on management’s then-current estimates.

Mattoon, Illinois Production Facility
On April 21, 2005, the Company made and announced its decision effective May 9, 2005 to shutdown a bagel production line at its Mattoon, IL facility, which produces the Company’s Lender’s® Bagels. In connection with the shutdown of the production line, the Company will be terminating 28 full-time and 7 part-time employees. A portion of the assets that was used in the bagel line will be utilized in other production areas within the Company. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, the Company incurred a non-cash charge of $0.9 million related to the asset impairment of the bagel line, which has been recorded as a component of Other expense (income), net in the Consolidated Statement of Operations for the six months ended June 26, 2005. We expect that any costs associated with the removal of the assets would be offset from the proceeds received from the sale of those assets.
As of June 26, 2005, we had an accrued restructuring liability of $2.3 million, of which $0.3 million related to the Omaha plant shutdown, $0.6 million related to the Erie plant shutdown and the balance related to severance costs from the Aurora Transaction. We expect all of these costs to be paid during the next nine months.
Results of operations
Consolidated statements of operations
The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales. In accordance with Generally Accepted Accounting Principles in the United States (“GAAP”), the results for the three and six months ended June 27, 2004 only include the results of operations of the Aurora businesses from the date of acquisition, March 19, 2004, through the end of the period.

	Three months ended				Six months ended
	June 26,		June 27,		June 26,		June 27,
	2005		2004		2005		2004
Net sales	$306.6	100.0%	$284.2	100.0%	$614.5	100.0%	$433.7	100.0%
Costs and expenses
Cost of products sold	246.2	80.3%	238.9	84.1%	508.0	82.7%	376.7	86.9%
Marketing and selling expenses	22.0	7.2%	23.5	8.3%	53.0	8.6%	41.7	9.6%
Administrative expenses	10.1	3.3%	14.1	5.0%	22.5	3.7%	24.5	5.6%
Research and development expenses	0.9	0.3%	1.1	0.4%	2.0	0.3%	1.8	0.4%
Other expense (income), net	1.5	0.5%	1.0	0.4%	4.9	0.8%	19.9	4.6%

Total costs and expenses	280.7	91.6%	278.6	98.0%	590.4	96.1%	464.6	107.1%

Earnings (loss) before interest and taxes	$25.9	8.4%	$5.6	2.0%	$24.1	3.9%	$(30.9)	-7.1%

	Three months ended		Six months ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Net sales
Frozen foods	$155.1	$142.9	$336.5	$239.2
Dry foods	151.5	141.3	278.0	194.5

Total	$306.6	$284.2	$614.5	$433.7

Earnings (loss) before interest and taxes
Frozen foods	$5.3	$(4.7)	$0.6	$(19.5)
Dry foods	24.4	14.4	32.2	4.7
Unallocated corporate expenses	(3.8)	(4.1)	(8.7)	(16.1)

Total	$25.9	$5.6	$24.1	$(30.9)

Depreciation and amortization
Frozen foods	$9.4	$8.9	$14.5	$12.0
Dry foods	3.3	4.7	6.8	6.4

Total	$12.7	$13.6	$21.3	$18.4

Three months ended June 26, 2005 compared to three months ended June 27, 2004
Net sales. Shipments in the three months ended June 26, 2005 were $430.4 million, an increase of $39.9 million, compared to shipments in the three months ended June 27, 2004 of $390.5 million. Net sales in the three months ended June 26, 2005 were $306.6 million, an increase of $22.4 million, compared to net sales in the three months ended June 27, 2004 of $284.2 million.
Frozen foods: Shipments in the three months ended June 26, 2005 were $213.7 million, an increase of $19.5 million, compared to shipments in the three months ended June 27, 2004 of $194.2 million. The change was driven by a $10.5 million increase in our Swanson product line sales, a $6.0 million increase in our Aunt Jemima product line sales, and a $5.6 million increase in our frozen seafood product line sales. Partially offsetting these increases was a $3.8 million decline in our Chef Choice product line sales. Aggregate trade and consumer coupon redemption expenses increased $7.3 million on the three months ended June 26, 2005. As a result, frozen foods net sales increased $12.2 million in the three months ended June 26, 2005. The net sales change was driven by a $7.5 million increase in our Swanson product line, a $5.6 million increase in our Aunt Jemima product line, and a $4.4 million increase in our seafood product lines. Partially offsetting these increases was a $4.0 million decline in our Celeste product line and a $3.4 million decline in our Chef Choice product line.

Dry foods: Shipments in the three months ended June 26, 2005 were $216.7 million, an increase of $20.4 million, compared to shipments in the three months ended June 27, 2004 of $196.3 million. The change was driven by a $15.4 million increase in our Duncan Hines product lines sales, a $2.4 million increase in our syrup product line sales, and a $1.0 million increase in our pickle product line sales. Aggregate trade and consumer coupon redemption expenses increased $10.2 million. As a result, dry foods net sales increased $10.2 million in the three months ended June 26, 2005. The net sales change was driven by a $5.6 million increase in our Duncan Hines product lines sales, a $1.7 million increase in our syrup product line sales, and a $1.4 million increase in our Open Pit product line sales.
Cost of products sold. Our cost of products sold was $246.2 million, or 80.3% of net sales in the three months ended June 26, 2005, versus cost of products sold of $238.9 million, or 84.1% of net sales in the three months ended June 27, 2004. Cost of products sold during the three months ended June 27, 2004 include additional costs of $4.0 million and $9.8 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Merger and the Aurora Transaction, respectively. Cost of products sold during the three months ended June 26, 2005 were impacted by the additional costs resulting from the reorganization of our warehousing network and the related movement of product to the new warehousing network. In addition to these costs, this percentage is also affected by changes in our aggregate trade (including the slotting mentioned above) and consumer coupon redemption expenses that are classified as reductions to net sales.

Marketing and selling expenses. Marketing and selling expenses were $22.0 million, or 7.2% of net sales, in the three months ended June 26, 2005 compared to $23.5 million, or 8.3% of net sales, in the three months ended June 27, 2004. The change was due to lower consumer marketing and selling commission expense.
Administrative expenses. Administrative expenses were $10.1 million in the three months ended June 26, 2005 compared to $14.1 million in the three months ended June 27, 2004. The principal driver of the $4.0 million decrease was higher overhead expense in the three months ended June 27, 2004 related to the continued operation of the Aurora headquarters office in St. Louis, which was closed in May 2004.
Research and development expenses. Research and development expenses were $0.9 million, or 0.3% of net sales, in the three months ended June 26, 2005 compared with $1.1 million, or 0.4% of net sales, in the three months ended June 27, 2004.
Other expense (income), net. Other expense was $1.5 million in the three months ended June 26, 2005 as compared to $1.0 million in the three months ended June 27, 2004. In the three months ended June 26, 2005, we recorded $0.4 million for plant consolidation expense, primarily related to the closure of our Omaha, Nebraska frozen food facility, as discussed above under Plant Consolidation. In addition, we recorded $1.2 million of amortization expense in the three months ended June 26, 2005 compared to $1.0 in the three months ended June 27, 2004. The increased amortization is related to the amortizable intangible assets acquired in the reacquisition of Duncan Hines distribution rights in Canada.
Earnings (loss) before interest and taxes. Earnings (loss) before interest and taxes (EBIT) increased $20.3 million to $25.9 million in the three months ended June 26, 2005 from $5.6 million in EBIT in the three months ended June 27, 2004. This increase resulted from a $10.0 million increase in frozen foods EBIT, a $10.0 million increase in dry foods EBIT, and a $0.3 million decrease in unallocated corporate expenses.
Frozen foods: Frozen foods EBIT increased by $10.0 million in the three months ended June 26, 2005. This increase was net of $4.2 million of accelerated depreciation expense related to the closure of the Erie, Pennsylvania frozen food facility in the second quarter of 2005 and a charge of $0.4 million related to the plant consolidation expense from the closure of the Omaha, Nebraska and Erie, Pennsylvania frozen foods facilities in the second quarter of 2005. The results for the three months ended June 27, 2004 include additional costs of products sold of $4.5 million related to post-acquisition sales of inventories written up to fair value at the date of the Aurora Transaction, and $3.3 million of accelerated depreciation expense related to the closure of the Omaha, Nebraska frozen food facility. Additionally, the corporate overhead expense allocated to frozen foods was $1.5 million higher for the three months ended June 27, 2004, related to the continued operation of the Aurora headquarters office in St. Louis, which was closed in May 2004. The balance of our frozen foods EBIT increased $5.3 million, primarily due to a 10% increase in cases sold in the frozen foods segment. The increase in sales volume was partially offset by increased cost of products sold expense related to the reorganization of our warehousing network, and increased trade and coupon promotion expenses.

Dry foods: Dry foods EBIT increased $10.0 million in the three months ended June 26, 2005. The three months ended June 27, 2004 include additional costs of $4.0 million and $5.4 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Merger and the Aurora Transaction, respectively. Additionally, the corporate overhead expense allocated to dry foods was $1.4 million higher for the three months ended June 27, 2004, related to the continued operation of the Aurora headquarters office in St. Louis, which was closed in May 2004. The balance of the Dry foods EBIT decreased $0.8 million, primarily due to increased trade promotion and advertising expenses and increased cost of products sold expense related to the reorganization of our warehousing network and increased slotting and trade promotion expenses. Partially offsetting these costs were increased sales volume, resulting from additional case volume in our Duncan Hines product line.
Interest expense, net. Interest expense, net was $20.7 million in the three months ended June 26, 2005, compared to $8.2 million in the three months ended June 27, 2004. The increase in our interest expense during the three months ended June 26, 2005 relates to higher average interest rates on our senior debt as well as mark to market adjustments on our interest rate swaps. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense. During the three months ended June 26, 2005, we recorded a loss on the interest rate swap contracts totaling $2.5 million. During the three months ended June 27, 2004, we recorded a gain on the value of the interest rate swaps totaling $6.8 million.

Provision for income taxes. The effective tax rate was 142.2% in the three months ended June 26, 2005, compared to (243.6%) in the three months ended June 27, 2004. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the three month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets. A deferred tax charge was recorded this three month period for amortization recognized for tax purposes related to indefinite lived intangibles.
Under Internal Revenue Code Section 382, Aurora is a loss corporation. Section 382 of the Code places limitations on our ability to use Aurora’s net operating loss carry forward to offset our income. The annual net operating loss limitation is approximately $13-15 million subject to other rules and restrictions.
Six months ended June 26, 2005 compared to six months ended June 27, 2004
Net sales. Shipments in the six months ended June 26, 2005 were $894.5 million, an increase of $300.2 million, compared to shipments in the six months ended June 27, 2004 of $594.3 million. $255.4 million of the increase was related to the shipments of products acquired in the Aurora Transaction. Net sales in the six months ended June 26, 2005 were $614.5 million, an increase of $180.8 million, compared to net sales in the six months ended June 27, 2004 of $433.7 million, $167.2 million of the increase was related to the products acquired in the Aurora Transaction, whose brands required a higher level of trade spending than the historical Pinnacle brands.
Frozen foods: Shipments in the six months ended June 26, 2005 were $485.3 million, an increase of $160.5 million. $137.0 million of the increase was related to products acquired in the Aurora Transaction. The balance of the change was driven by increases in our Swanson, Aunt Jemima, and seafood product line sales. Aggregate trade and consumer coupon redemption expenses increased $63.2 million, of which $47.1 million of the increase related to the products acquired in the Aurora Transaction. As a result, frozen foods net sales increased $97.3 million, with $90.0 million related to the products acquired in the Aurora Transaction. The balance of the change was driven by increases in our Aunt Jemima, seafood, and Swanson product line sales.

Dry foods: Shipments in the six months ended June 26, 2005 were $409.2 million, an increase of $139.7 million. $113.6 million of the increase was related to products acquired in the Aurora Transaction. The balance of the change was driven by increases in our Duncan Hines, pickle, and syrup product line sales. Aggregate trade and consumer coupon redemption expenses increased $56.2 million, of which $38.9 million related to products acquired in the Aurora Transaction. As a result, dry foods net sales increased $83.5 million, of which $74.7 million was related to products acquired in the Aurora Transaction. The balance of the change was driven by increases in our Duncan Hines and syrup product line sales.
Cost of products sold. Our cost of products sold was $508.0 million, or 82.7% of net sales in the six months ended June 26, 2005, versus cost of products sold of $376.7 million, or 86.9% of net sales in the six months ended June 27, 2004. The products acquired in the Aurora Transaction resulted in an additional $127.8 million of cost of products sold in the six months ended June 26, 2005. Cost of products sold during the six months ended June 27, 2004 include additional costs of $18.1 million and $13.0 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Merger and the Aurora Transaction, respectively. Cost of products sold during the six months ended June 26, 2005 were impacted by the additional costs resulting from the reorganization of our warehousing network and the related movement of product to the new warehousing network. In addition to these costs, this percentage is also affected by changes in our aggregate trade and consumer coupon redemption expenses that are classified as reductions to net sales.
Marketing and selling expenses. Marketing and selling expenses were $53.0 million, or 8.6% of net sales, in the six months ended June 26, 2005 compared to $41.7 million, or 9.6% of net sales, in the six months ended June 27, 2004. The business acquired through the Aurora Transaction contributed an additional $20.8 million of costs for the six months ended June 26, 2005. The balance of the change was due to decreased selling and marketing overhead expense and lower advertising expense.
Administrative expenses. Administrative expenses were $22.5 million in the six months ended June 26, 2005 compared to $24.5 million in the six months ended June 27, 2004. The higher cost in the six months ended June 27, 2004 relate to the continued operation of the Aurora headquarters office in St. Louis, which was closed in May 2004.
Research and development expenses. Research and development expenses were $2.0 million, or 0.3% of net sales, in the six months ended June 26, 2005 compared with $1.8 million, or 0.4% of net sales, in the six months ended June 27, 2004.

Other expense (income), net. Other expense was $4.9 million in the six months ended June 26, 2005 as compared to $19.9 million in the six months ended June 27, 2004. Included in other expense (income), net for the six months ended June 27, 2004 was $8.8 million of Pinnacle Merger related expenses, consisting primarily of $7.4 million of non-cash equity related compensation expense and $1.4 million of retention benefits payments as well as $10.0 million related to the closure of our Omaha, Nebraska frozen food facility. For the six months ended June 26, 2005, restructuring and impairment charges totaled $2.6 million and consisted of $0.6 million of costs related to the closure of our Erie, Pennsylvania frozen food facility, a $0.9 million asset impairment charge for the shutdown of a production line at our Mattoon, Illinois facility, and $1.0 million of plant consolidation expense related to the closure of our Omaha, Nebraska frozen food facility, all of which are discussed above under Plant Consolidation. In addition, $2.4 million of amortization expense was incurred in the six months ended June 26, 2005 compared to $1.1 in the six months ended June 27, 2004. The increased amortization was primarily related to the amortizable intangible assets acquired in the Aurora Transaction.
Earnings (loss) before interest and taxes. Earnings (loss) before interest and taxes (EBIT) increased $55.0 million to $24.1 million in the six months ended June 26, 2005 from a loss of $30.9 million in EBIT in the six months ended June 27, 2004. This increase resulted from a $20.1 million increase in frozen foods EBIT, a $27.5 million increase in dry foods EBIT, and a $7.4 million decrease in unallocated corporate expenses. The decrease in the unallocated corporate expenses was principally related to $8.8 million of Pinnacle Merger related expenses in the six months ended June 27, 2004, consisting primarily of $7.4 million of non-cash equity related compensation expense and $1.4 million of retention benefit payments. For the six months ended June 26, 2005 there was a $1.4 million increase in overhead expense related to the merger of the Aurora businesses.
Frozen foods: Frozen foods EBIT increased by $20.1 million in the six months ended June 26, 2005 and includes $5.2 million related to the business acquired in the Aurora Transaction. In the first six months of 2005 we recorded $4.2 million of accelerated depreciation expense related to the closure of the Erie, Pennsylvania frozen food facility and a charge of $1.7 million related to the plant consolidation expense from the closure of the Omaha, Nebraska ($1.0 million) and Erie, Pennsylvania ($0.7 million) frozen foods facilities. Additionally, a $0.9 million asset impairment write down for the shutdown of a production line at our Mattoon, Illinois facility was recorded in the first six months of 2005. The six months ended June 27, 2004 include additional costs of $1.2 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Merger. The increase in EBIT also includes the impact of the $5.8 million charge recorded in the six months ended June 27, 2004 related to post-acquisition sales of inventories written up to fair value at the date of the Aurora Transaction, which includes $1.3 million in the first quarter and $4.5 million in the second quarter. Additionally, the results for the six months ended June 27, 2004 included a charge of $10.0 million related to the closure of the Omaha, Nebraska frozen foods facility as well as $3.3 million of accelerated depreciation expense related to the closure of the Omaha facility. Additionally, the corporate overhead expense allocated to frozen foods was $1.5 million higher for the six months ended June 27, 2004, related to the continued operation of the Aurora headquarters office in St. Louis, which was closed in May 2004. The balance of our frozen foods EBIT decreased $0.1 million, resulting from an increase in sales volume offset by increased cost of products sold expense related to the reorganization of our warehousing network, and increased slotting and trade promotion expenses.

Dry foods: Dry foods EBIT increased $27.5 million in the six months ended June 26, 2005 and includes $9.9 million related to the business acquired in the Aurora Transaction. The increase in EBIT also includes the impact of the $7.2 million charge recorded in the six months ended June 27, 2004 related to post-acquisition sales of inventories written up to fair value at the date of the Aurora Transaction, which includes $1.8 million in the first quarter and $5.4 million in the second quarter. The six months ended June 27, 2004 also includes additional cost of products sold of $17.0 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Merger. Additionally, the corporate overhead expense allocated to dry foods was $1.4 million higher for the six months ended June 27, 2004, related to the continued operation of the Aurora headquarters office in St. Louis, which was closed in May 2004. The balance of the Dry foods EBIT decreased $8.0 million, primarily due to increased cost of products sold expense related to the reorganization of our warehousing network and increased slotting and trade promotion expenses. Partially offsetting these costs were increased sales volume, resulting from additional case volume in our Duncan Hines and pickles product lines.

Interest expense, net. Interest expense, net was $34.9 million in the six months ended June 26, 2005, compared to $17.7 million in the six months ended June 27, 2004. The increase in interest expense, net is partially related to the change in capital structure, which occurred as a result of the Aurora Transaction. In addition, we experienced higher average interest rates on our senior debt as well as mark to market adjustments on our interest rate swaps. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense. During the six months ended June 26, 2005, we recorded a gain on the interest rate swap contracts totaling $1.4 million. During the six months ended June 27, 2004, we recorded a gain on the value of the interest rate swaps totaling $6.8 million.
Provision for income taxes. The effective tax rate was (128.5%) in the six months ended June 26, 2005, compared to (0.2%) in the six months ended June 27, 2004. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the six month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets. A deferred tax charge was recorded this six month period for amortization recognized for tax purposes related to indefinite lived intangibles.
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
Liquidity and capital resources
Historical
Our cash flows are very seasonal. Typically we are a net user of cash in the third quarter of the calendar year and a net generator of cash over the balance of the year.
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $27 million in 2005. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facilities.
Statements of cash flows for the six months ended June 26, 2005
Net cash provided by operating activities was $22.8 million and $23.8 million for the six months ended June 26, 2005 and June 27, 2004, respectively. Net cash provided by operating activities during the six months ended June 26, 2005 was principally the result net earnings excluding non-cash items, $12.0 million, as well as a decrease in working capital. The decrease in working capital included a $39.1 million decrease in inventory that was a result of the sell down of the seasonal build from December 2004. The cash provided by the reduction in inventory levels was offset by a $25.8 million decrease in accounts payable. In the six months ended June 27, 2004, net cash provided by operations was driven by a $38.4 million decrease in working capital, principally related to the seasonal decrease in inventories and higher accounts payable.
Net cash used in investing activities was $10.1 million and $685.0 million for the six months ended June 26, 2005 and June 27, 2004, respectively. Net cash used in investing activities during the six months ended June 26, 2005 includes $12.3 million for capital expenditures less $1.6 million received from the settlement of the working capital adjustment from the Pinnacle Merger as well as $0.6 million related to the sale of idle equipment from our Omaha facility. Net cash used in investing activities during the six months ended June 27, 2004 includes activities related to the Aurora Transaction, mainly consideration paid of $663.8 million and transaction costs of $13.2 million. Additionally, $7.4 million for capital expenditures was included in the six months ended June 27, 2004.

Net cash used by financing activities was $1.7 million for the six months ended June 26, 2005. The usage was driven primarily by the scheduled quarterly payments of our senior term loan credit facility of $2.7 million and a $0.3 million decline in bank overdrafts. The usage was offset by borrowings of short term notes payable totaling $1.4 million (net). Net cash provided by financing activities was $703.2 million during the six months ended June 27, 2004, which was primarily related to the Aurora Transaction and included $425.0 million in proceeds from the senior credit facility, $201.0 million in senior subordinated note proceeds, and $95.3 million in equity contributions. The proceeds were offset by $16.7 million in debt acquisition costs and $14.0 million for repayments of borrowings under our revolving credit facility.
The net of all activities resulted in an increase in cash of $11.0 million and $42.0 million during the six months ended June 26, 2005 and June 27, 2004, respectively.
Debt
In November 2003, we entered into a $675.0 million credit agreement with JPMorgan Chase Bank (a related party of JPMP) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Transaction. The term loan matures November 25, 2010. The senior secured credit facility also provides for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Transaction. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolver as of June 26, 2005 and December 26, 2004.
As of June 26, 2005, $10.8 million of our Senior Secured Credit Facility was due to JPMorgan Chase Bank. There was no related party debt as of December 26, 2004.
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
A commitment fee of 0.50% per annum applies to the unused portion of the revolving loan facility and 1.25% per annum applied to the delayed-draw term loan until it became available for the Aurora Transaction. For the three and six months ended June 26, 2005, the weighted average interest rate on the term loan was 6.3251% and 6.0218%, respectively. For the six months ended June 26, 2005, the weighted average interest rate on the revolving credit facility was 6.2530%. There were no borrowings under the revolving credit facility during the three months ended June 26, 2005. As of June 26, 2005, the Eurodollar interest rate on the term loan facility was 6.3477% and the commitment fee on the undrawn revolving credit facility was 0.50%. For the three and six months ended June 27, 2004, the weighted average interest rate on the term loan was 4.1282% and 4.1134%, respectively. For the six months ended June 26, 2005, the weighted average interest rate on the revolving credit facility was 3.8886%. There were no borrowings under the revolving credit facility during the three months ended June 27, 2004. As of June 27, 2004, the Eurodollar interest rate on the term loan facility was 4.2591% and the commitment fee on the undrawn revolving credit facility was 0.50%.

The term loan facility matures in quarterly 0.25% installments from June 30, 2004 through December 31, 2009, with the remaining balance due in 2010 and the revolving credit facility terminates on November 25, 2009. The aggregate maturities of the term loan outstanding as of June 26, 2005 are: $2.7 million in the remainder of 2005, $5.5 million in 2006, $5.5 million in 2007, $5.5 million in 2008, $5.5 million in 2009 and $515.0 million thereafter.
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
We pay a commission on the face amount of all outstanding letters of credit drawn under the senior secured credit facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. We also pay a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities cannot exceed $40.0 million. As of June 26, 2005 and December 26, 2004, there were no outstanding borrowings under the revolving credit facility and we had utilized $10.5 million and $15.7 million, respectively, for letters of credit. Of the $130.0 million revolving credit facility available, as of June 26, 2005 and December 26, 2004, we had an unused balance of $119.5 million and $114.3 million, respectively, available for future borrowings and letters of credit, of which a maximum of $29.5 million and $24.3 million, respectively, may be used for letters of credit.
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
On November 19, 2004 the Company received required lender approval to permanently waive the defaults mentioned above and amend the financial covenants for future reporting periods. The terms of the permanent amendment and waiver include:
•	delivery of July 31, 2004 fiscal year end financial statements on or prior to the effective date of the amendment;

•	a 50 basis point increase to the applicable rate, as defined, with respect to borrowings under the credit agreement;

•	a change in the definition of consolidated cash interest expense to exclude non-cash gains or losses arising from marking interest rate swap agreements to market;

•	the addition of a senior covenant leverage ratio, as defined, which ranges from a ratio of 3.75 to 1.00 to a ratio of 5.75 to 1.00 through December 2005;

•	amendment of the interest expense coverage ratio (ranging from a ratio of 1.50 to 1.00 to a ratio of 2.10 to 1.00 through December 2005) and suspends the maximum total leverage ratio until March 2006;

•	elimination of limitation on revolving credit exposures;

•	and the following limitations, restrictions and additional reporting requirements during the amendment period which ends on the second business day following the date on which the Company delivers to the Administrative Agent financial statements for the fiscal quarter ending March 2006:
•	prohibit incremental extensions of credit, as defined;

•	additional limitations on indebtedness;

•	limitations on acquisitions and investments;

•	additional limitations on restricted payments;

•	suspension of payments for management fees;

•	continuation of the anti-cash hoarding provision;

•	monthly financial reporting requirements, and;

•	a Company election to early terminate the amendment period.
None of the above terms are expected to impact the Company’s ability to meet the financial targets set forth in the bank amendment.

As of June 26, 2005, the Company was in compliance with the amended and added covenants as listed above.
Based on current estimates, we believe that the Company will meet the financial targets set forth in the bank amendment and, as such, will maintain compliance with debt covenant requirements for at least the next 12 months.
In addition to the debt instruments discussed above, we entered into a short term notes payable agreement during the second quarter of 2005 for the financing of our annual insurance premiums. As of June 26, 2005, the balance of the notes payable totaled $1,449.
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
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The effect of adopting FIN 47 on the Company’s financial position and results of operations has not yet been determined.

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
As the start of the current year, we are party to four interest rate swap agreements with counterparties, including JP Morgan Chase Bank (a related party) that effectively changes the floating rate payments on our Senior Secured Credit Facility into fixed rate payments. The first swap agreement became effective April 26, 2004, terminated December 31, 2004 and had a notional amount of $545.0 million; the second swap agreement commenced January 4, 2005, terminates on January 3, 2006 and has a notional amount of $450.0 million; the third swap agreement commences January 3, 2006, terminates on January 2, 2007 and has a notional amount of $100.0 million, and the fourth swap agreement commences on January 3, 2006, terminates on January 2, 2007 and has a notional amount of $250.0 million. Interest payments determined under each swap agreement are based on these notional amounts, which match or are expected to match the Company’s outstanding borrowings under the Senior Secured Credit Facility during the periods that each interest rate swap is outstanding. Floating interest rate payments to be received under each swap are based on U.S. Dollar LIBOR, which is the same basis for determining the floating rate payments on the Senior Secured Credit Facility. The fixed interest rate payments that the Company will pay under the swap agreements are determined using the following approximate fixed interest rates: 1.39% for the swap terminated on December 31, 2004; 2.25% for the swap terminating January 1, 2006; and 3.75% for two swaps terminating January 2, 2007.
These swaps were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of June 26, 2005 and December 26, 2004, the fair value of the interest rate swaps was a gain of $4.6 million and $3.8 million, respectively. At June 26, 2005, $4.1 million was recorded in Other current assets and $0.5 million was recorded in Other assets, net in the Consolidated Balance Sheet. Of the amount at December 26, 2004, $0.2 million is recorded in Other current assets, while $3.6 million was recorded in Other assets, net in the Consolidated Balance Sheet. During the three and six months ended June 26, 2005, we realized in cash a gain on the interest rate swaps of $0.3 million and $0.6 million, respectively, which is recorded as a decrease to interest expense. Additionally, we recognized a non-cash loss during the three months ended June 26, 2005 totaling $2.9 million and a non-cash gain during the six months ended June 26, 2005 totaling $0.9 million. The non cash gains and losses are recognized as an adjustment to interest expense, net in the Consolidated Statement of Operations.
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
As of June 26, 2005 and December 26, 2004, the fair value of the remaining natural gas swap transactions was a gain of $0.3 million and $0.1 million, respectively, which is recorded in Other current assets. During the three and six months ended June 26, 2005, we realized in cash a gain of $0.1 million and a loss of less than $0.1 million, respectively, on the natural gas swaps, which is recorded as an increase to cost of products sold. Additionally, we recognized a non-cash loss during the three months ended June 26, 2005 totaling $0.1 million and a non-cash gain during the six months ended June 26, 2005 totaling $0.2 million. The non-cash gains and losses are recognized as an adjustment to cost of products sold in the Consolidated Statement of Operations.

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
As of June 26, 2005, the fair value of the remaining foreign exchange swaps was a gain of $0.2 million, which is recorded in Other current assets. For the three and six months ended June 26, 2005, we realized in cash a gain of $0.2 million and $0.2 million, respectively, on the foreign exchange swaps, which is recorded as a reduction to cost of products sold. Additionally, we recognized non-cash gains during the three and six months ended June 26, 2005 totaling $0.1 million and $0.2 million, respectively. The non-cash gains and losses are recognized as an adjustment to cost of products sold in the Consolidated Statement of Operations.
We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. The contract value of the outstanding standby letter of credit as of June 26, 2005 was $8.1 million, which approximates fair value. As of June 26, 2005, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $2.4 million, which approximates fair value.
We are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A” rated by Moody’s and Standard & Poor’s. Accordingly, we do not anticipate non-performance by the counterparties.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The estimated fair value of the Senior Secured Credit Facilities bank debt that is classified as long term debt on the Consolidated Balance Sheet at June 26, 2005, was approximately its carrying value.
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
As of June 26, 2005 and December 26, 2004, the fair value of the remaining natural gas swap transactions was a gain of $0.3 million and $0.1 million, respectively, which is recorded in Other current assets. During the three and six months ended June 26, 2005, we realized in cash a gain of $0.1 million and a loss of less than $0.1 million, respectively, on the natural gas swaps, which is recorded as an increase to cost of products sold. Additionally, we recognized a non-cash loss during the three months ended June 26, 2005 totaling $0.1 million and a non-cash gain during the six months ended June 26, 2005 totaling $0.2 million. The non-cash gains and losses are recognized as an adjustment to cost of products sold in the Consolidated Statement of Operations.
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

ITEM 4: CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-14 of the Securities Exchange Act of 1934 as of June 26, 2005. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective to accomplish their objectives.
In addition, there was no change in our internal control over financial reporting or in other factors that occurred during the quarter ended June 26, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 30, 2004, an Interim Consent Order signed by all parties was signed and entered by the Judge in the case whereby, in addition to a number of actions required of the City, the Company agreed to provide monthly discharge monitoring reports to the Illinois Environmental Protection Agency for six (6) months and was allowed to continue discharging effluent to the City of St. Elmo. In September 2004, the Company met with representatives from the State of Illinois Environmental Protection Agency and the State Attorney General’s Office and separately with the City of St. Elmo to inform them that the Company intended to install a pre-treatment system at its St. Elmo facility during the fourth quarter of 2004 and first quarter of 2005. The State issued the construction and operating permits to the Company and construction of the pre-treatment system has been completed. Testing is underway and the system is currently scheduled to be fully operational by the end of August 2005.
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

American Cold Storage – North America, L/P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.
On June 26, 2005 the Company was served with the Summons and Complaint in the above matter. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near the Company’s Jackson, Tennessee plant. In approximately April 2004, the Company entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, the Company realized that the Facility was incapable of properly handling the discussed volume of product and began reducing its shipments to the Facility. The complaint seeks damages not to exceed $1.5 million, together with associated costs. It is too early to determine the likely outcome of this litigation. The Company is investigating and intends to vigorously defend against this claim.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
     None
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5: OTHER INFORMATION
     None
ITEM 6: EXHIBITS
a)	Exhibits

Exhibit Number	Description of exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)
(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pinnacle Foods Group Inc.

By:	/s/ N. MICHAEL DION

Name:	N. Michael Dion
Title:	Executive Vice President and Chief Financial Officer, (acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer)
Date:	August 9, 2005