Form 10-Q
period 2005-09-25
PINNACLE FOODS GROUP INC
filed 2005-11-08
CIK 1288137

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2005	Commission File Number 333-118390
Pinnacle Foods Group Inc.

Delaware State of Incorporation	94-3303521 I.R.S. Employer Identification No.
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
Yes ☐ No ☑.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑.
     As of November 8, 2005, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands)

	Successor
	Three months ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
Net sales	$294,257	$274,691	$908,708	$708,403

Costs and expenses
Cost of products sold	225,862	233,148	733,849	609,847
Marketing and selling expenses	21,826	29,605	74,788	71,296
Administrative expenses	9,875	11,593	32,341	36,109
Research and development expenses	908	1,006	2,874	2,786
Goodwill impairment charge	—	1,835	—	1,835
Other expense (income), net	4,550	7,353	9,474	27,275

Total costs and expenses	263,021	284,540	853,326	749,148

Earnings (loss) before interest and taxes	31,236	(9,849)	55,382	(40,745)
Interest expense	17,489	17,156	52,624	35,054
Interest income	180	158	403	334

Earnings (loss) before income taxes	13,927	(26,847)	3,161	(75,465)
Provision for income taxes	9,214	4,084	23,050	4,192

Net earnings (loss)	$4,713	$(30,931)	$(19,889)	$(79,657)

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands)

	Successor
	September 25,	December 26,
	2005	2004
Current assets:
Cash and cash equivalents	$594	$2,235
Accounts receivable, net	84,903	74,365
Inventories, net	175,899	205,510
Other current assets	6,571	3,991
Deferred income taxes	23	22

Total current assets	267,990	286,123

Plant assets, net	217,946	223,740
Tradenames	780,544	780,544
Other assets, net	48,211	57,670
Goodwill	415,112	416,863

Total assets	$1,729,803	$1,764,940

Current liabilities:
Current portion of long-term obligations	$130	$5,574
Notes payable	912	—
Accounts payable	72,625	87,921
Accrued trade marketing expense	36,869	46,014
Accrued liabilities	87,914	77,735
Accrued income taxes	2,817	1,477

Total current liabilities	201,267	218,721

Long-term debt	918,379	937,506
Postretirement benefits	2,754	2,940
Deferred income taxes	233,605	212,406

Total liabilities	1,356,005	1,371,573

Commitments and contingencies (Note 12)

Shareholder’s equity:
Pinnacle Common stock: Par value $.01 per share, 100 shares authorized, issued 100	—	—
Additional paid-in-capital	519,433	519,433
Accumulated other comprehensive income	211	48
Carryover of Predecessor basis of net assets	(17,338)	(17,495)
Accumulated deficit	(128,508)	(108,619)

Total shareholder’s equity	373,798	393,367

Total liabilities and shareholder’s equity	$1,729,803	$1,764,940

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Successor
	Nine months ended
	September 25,	September 26,
	2005	2004
Cash flows from operating activities
Net loss from operations	$(19,889)	$(79,657)
Non-cash charges (credits) to net loss
Depreciation and amortization	29,782	28,873
Restructuring and impairment charges	1,502	16,312
Amortization of debt acquisition costs	4,398	3,146
Amortization of bond premium	(391)	(400)
Change in value of financial instruments	(2,058)	(1,499)
Equity related compensation charge	—	7,400
Postretirement healthcare benefits	(186)	(975)
Pension expense	446	790
Deferred income taxes	21,199	4,715
Changes in working capital
Accounts receivable	(10,311)	(15,413)
Inventories	29,774	(30,681)
Accrued trade marketing expense	(9,261)	6,344
Accounts payable	(24,835)	31,582
Other current assets and liabilities	11,694	(5,174)

Net cash provided by (used in) operating activities	31,864	(34,637)

Cash flows from investing activities
Capital expenditures	(21,800)	(11,947)
Pinnacle merger consideration	1,595	—
Pinnacle merger costs	—	(426)
Aurora merger consideration	—	(663,759)
Aurora merger costs	—	(17,006)
Sale of plant assets	561	—
Acquisition of license	—	(1,919)

Net cash used in investing activities	(19,644)	(695,057)

Cash flows from financing activities
Change in bank overdrafts	9,458	5,598
Repayment of capital lease obligations	(93)	(4)
Equity contribution to Successor	—	95,276
Successor’s debt acquisition costs	(51)	(16,853)
Proceeds from Successor’s bond offerings	—	200,976
Proceeds from Successor’s bank term loan	—	425,000
Proceeds from Successor’s notes payable borrowing	31,626	30,000
Repayments of Successor’s notes payable	(30,714)	(14,000)
Repayments of Successor’s long term obligations	(24,087)	(1,363)

Net cash (used in) provided by financing activities	(13,861)	724,630

Effect of exchange rate changes on cash	—	18

Net change in cash and cash equivalents	(1,641)	(5,046)
Cash and cash equivalents — beginning of period	2,235	5,254

Cash and cash equivalents — end of period	$594	$208

Supplemental disclosures of cash flow information:
Interest paid	$39,435	$28,344
Interest received	403	324
Income taxes refunded (paid)	408	862
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)
(in thousands)

					Carryover of	Accumulated
			Additional		Predecessor	Other	Total
	Common Stock		Paid In	Accumulated	Basis of	Comprehensive	Shareholder’s
	Shares	Amount	Capital	Deficit	Net Assets	Income	Equity
Successor
Balance at December 28, 2003	100	$—	$191,637	$(16,299)	$(17,495)	$—	$157,843

Equity contributions:
Cash			95,276				95,276
Noncash			225,120				225,120
Equity related compensation			7,400				7,400
Comprehensive income (loss):
Net loss				(79,657)			(79,657)
Foreign currency translation						19	19

Total comprehensive loss							(79,638)

Balance at September 26, 2004	100	$—	$519,433	$(95,956)	$(17,495)	$19	$406,001

Successor
Balance at December 26, 2004	100	$—	$519,433	$(108,619)	$(17,495)	$48	$393,367

Impact of additional purchase accounting adjustments					157		157
Comprehensive income (loss):
Net loss				(19,889)			(19,889)
Foreign currency translation						163	163

Total comprehensive loss							(19,726)

Balance at September 25, 2005	100	$—	$519,433	$(128,508)	$(17,338)	$211	$373,798

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)
1. Summary of Business Activities
Business Overview
Pinnacle Foods Group Inc. (hereafter referred to as the “Company” or “PFGI”) is a leading producer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in two operating segments: (i) frozen foods and (ii) dry foods. The Company’s frozen foods segment consists primarily of Swanson and Hungry Man frozen foods products, Van de Kamp’s and Mrs. Paul’s frozen seafood, Aunt Jemima frozen breakfasts, Lender’s bagels and other frozen foods under the Celeste and Chef’s Choice names, as well as food service and private label products. The Company’s dry foods segment consists primarily of Vlasic pickles, peppers and relish products, Duncan Hines baking mixes and frostings, Mrs. Butterworth’s and Log Cabin syrups and pancake mixes, and Open Pit barbecue sauce as well as food service and private label products.
Effective November 24, 2003, Pinnacle Foods Holding Corporation (“PFHC”) and certain newly-formed investor companies consummated a merger (the “Pinnacle Merger”), where PFHC was effectively acquired by Crunch Equity Holding, LLC (“LLC”). On November 25, 2003, LLC entered into a definitive agreement with Aurora Foods Inc. (“Aurora”) that provided for a comprehensive restructuring transaction in which PFHC was merged with and into Aurora, with Aurora surviving this merger. This restructuring transaction was completed on March 19, 2004 and the surviving company was renamed PFGI. See Note 3 below for a further discussion of the transaction.
In December 2004, the Company’s board of directors approved a change in PFGI’s fiscal year end from July 31 to the last Sunday in December. Accordingly, the Company is presenting unaudited consolidated financial statements for the three and nine months ended September 25, 2005 and for the three and nine months ended September 26, 2004. Additionally, references to the “transition year” refer to the 21 weeks ended December 26, 2004.
2. Interim Financial Statements
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of PFGI’s financial position as of September 25, 2005, and the results of operations and cash flows for the three and nine months ended September 25, 2005 and September 26, 2004. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the company’s annual report on Form 10-K for the transition year ended December 26, 2004.
3. Acquisitions
Aurora Transaction
On November 25, 2003, Aurora entered into a definitive agreement with LLC. The definitive agreement provided for a comprehensive restructuring transaction in which PFHC was merged with and into Aurora, with Aurora surviving the merger, following the filing and confirmation of a pre-negotiated bankruptcy reorganization case with respect to Aurora under Chapter 11 of the U.S. Bankruptcy Code. On December 8, 2003, Aurora filed its petition for reorganization with the Bankruptcy Court. On February 20, 2004, the First Amended Joint Reorganization Plan of Aurora Foods Inc. and Sea Coast Foods, Inc., as modified, dated February 17, 2004, was confirmed by order of the Bankruptcy Court. We collectively refer to the restructuring, the financing thereof and the other related transactions as the “Aurora Transaction.” This restructuring transaction was completed on March 19, 2004 and the surviving company was renamed Pinnacle Foods Group Inc.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)
Pursuant to the terms of the definitive agreement, (i) the senior secured lenders under Aurora’s existing credit facility were paid in full in cash in respect of principal and interest, and received $15 million in cash in respect of certain leverage and asset sales fees owed under that facility, (ii) the holders of Aurora’s 12% senior unsecured notes due 2005 were paid in full in cash in respect of principal and interest but did not receive $1.9 million of original issue discount, (iii) the holders of Aurora’s outstanding 8.75% and 9.875% senior subordinated notes due 2008 and 2007, respectively, received approximately 50% of the face value of the senior subordinated notes plus accrued interest in cash or, at the election of each bondholder, 52% of the face value of the senior subordinated notes plus accrued interest in equity interests in LLC (held indirectly through a bondholders trust), (iv) the existing common and preferred stockholders did not receive any distributions and their shares have been cancelled, (v) Aurora’s existing accounts receivable securitization facility was terminated in December 2003, (vi) all of Aurora’s trade creditors were paid in full and (vii) all other claims against Aurora were unimpaired, except for the rejection of Aurora’s St. Louis headquarters leases. The definitive agreement also provides that the total acquisition consideration is subject to a post-closing adjustment based on Aurora’s adjusted net debt as of the closing date. Based upon the final adjusted net debt calculation, there was no adjustment to the consideration and the consideration detailed below is final.
In connection with the Aurora Transaction, certain ownership units of LLC were issued to CDM Investor Group LLC (“CDM”), which is controlled by certain members of PFGI’s management. Certain of these units provide a profits interest consisting of an interest in distributions to the extent in excess of capital contributed by members of the LLC. The interests vest immediately. The fair value of the interests at the date of grant is $7.4 million and has been included in the Successor’s Consolidated Balance Sheet as an increase in Successor’s additional paid-in-capital and in the Consolidated Statement of Operations for the nine months ended September 26, 2004 as an expense reflecting the charge for the fair value immediately after consummation of the Aurora Transaction. Additional units were issued in connection with the Pinnacle Merger.
After the consummation of the Aurora Transaction, JPMorgan Partners, LLC (“JPMP”) and J.W. Childs Associates, L.P. (“JWC”) collectively own approximately 48% of LLC, the holders of Aurora’s senior subordinated notes own approximately 43% of LLC and CDM owns approximately 9% of LLC, in each case subject to dilution by up to 16% in management equity incentives.
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
The total cost of the Aurora Transaction consists of:

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
In accordance with the requirements of purchase method accounting for acquisitions, inventories as of March 19, 2004 were valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) which in the case of finished products was $13,185 higher than the Aurora’s historical manufacturing cost. This higher cost was included as a pre-tax charge in cost of products sold in the nine months ended September 26, 2004.
Pro forma Information
The following schedule includes statements of operation data for the unaudited actual results for the nine months ended September 25, 2005 and unaudited pro forma information for the nine months ended September 26, 2004 as if the Aurora Transaction had occurred as of December 29, 2003. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the changes in capital structure resulting from the financings discussed above, purchase accounting adjustments resulting in changes to depreciation and amortization expenses, and the reduction in rent expense resulting from an office closure.
The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the results of operations would have been had the Aurora Transaction occurred on the dates indicated above, nor does it purport to project the results of operations for any future period or as of any future date.

	Nine months ended
	September 25,	September 26,
	2005	2004
	(Actual)	(Pro Forma)
Net sales	$908,708	$865,867
Earnings before interest and taxes	$55,382	$165,279
Net (loss) earnings	$(19,889)	$108,259

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)
Pro forma depreciation and amortization expense included above was $32,293 for the nine months ended September 26, 2004.
Included in earnings before interest and taxes in the pro forma information above for the nine months ended September 26, 2004 are the following material charges (credits):

Nine Months
Ended
Pinnacle Historical Financial Statements	September 26, 2004
Flow through of fair value of Pinnacle inventories over manufactured cost as of November 25, 2003	$18,126
Flow through of fair value of Aurora inventories over manufactured cost as of March 19, 2004	13,185
Aurora acquisitions costs	4,978
Pinnacle acquisition costs	1,420
Equity related compensation	7,400

Impact on earnings before interest and taxes	$45,109

Nine Months
Ended
Aurora Historical Financial Statements	September 26, 2004
Write off of obsolete inventory	$725
Administrative restructuring and retention costs	548
Financial restructuring and divestiture costs	5,023
Reorganization (primarily consists of debt forgiveness)	(187,971)
Miscellaneous non-cash charges	207

Impact on earnings before interest and taxes	$(181,468)

4. Restructuring and Impairment Charges
Frozen Food Segment
Erie, Pennsylvania Production Facility
On April 29, 2005, the Company’s board of directors approved a plan to permanently close its Erie, Pennsylvania production facility, as part of the Company’s plan of consolidating and streamlining production activities after the Aurora merger. Production from the Erie plant, which manufactures Mrs. Paul’s and Van de Kamp frozen seafood products and Aunt Jemima frozen breakfast products, will be relocated primarily to the Company’s Jackson, Tennessee production facility. Activities related to the closure of the plant are expected to be completed by the first quarter of 2006 and will result in the elimination of approximately 290 positions. Employee termination activities commenced in July 2005 and are expected to be completed by the end of 2005. In accordance with SFAS 112, “Employers Accounting for Postemployment Benefits”, the Company has accrued severance costs related to the employees to be terminated. In addition, the following table contains detailed information about the charges incurred related to the Erie restructuring plan, recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Estimated	Change in	Incurred	Estimated
	Total	Estimated	Through	Remaining
Description	Charges	Charges	September 25, 2005	Charges
Employee severance	$590	$249	$839	$—
Other costs	3,650	463	3,058	1,055

Total	$4,240	$712	$3,897	$1,055

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)
The charges incurred have been included in Other expense (income), net line in the Consolidated Statement of Operations for nine months ended September 25, 2005. All such charges are reported under the frozen foods business segment.
The Company plans to transfer equipment with a net book value of approximately $4 million to other production locations, primarily in Jackson, Tennessee. The remaining property, plant and equipment have been evaluated as to recoverability. Based on an estimate of future cash flows over the remaining useful life of the assets, depreciation expense has been accelerated on the remaining asset value and resulted in additional depreciation expense of approximately $4,400 through the nine months ended September 25, 2005.
Employees terminated as a result of this closure are eligible to receive severance pay and other benefits totaling $839, of which $399 has been paid as of September 25, 2005. The remaining severance was accrued in the Consolidated Balance Sheet at September 25, 2005. Other closing costs of approximately $4,113 relate to facility operating costs during the shutdown period and other shutdown costs and expenses associated with dismantling, transferring and reassembling certain equipment to Jackson, Tennessee. As of September 25, 2005, $50 has been accrued and $3,008 has been spent.
In connection with the plant closure, facility operating and shutdown costs as well as costs to dismantle, transfer and reassemble equipment and other plant shut down costs will be incurred and are expected to result in expense as incurred in the Company’s Statements of Operations of approximately $937 and $118 in the fourth quarter of 2005 and first quarter of 2006, respectively. Also, the Company expects to make capital expenditures of approximately $8.7 million through December 2005 in connection with this plant consolidation project.
Mattoon, Illinois Production Facility
On April 21, 2005, the Company made and announced its decision effective May 9, 2005 to shutdown a bagel production line at its Mattoon, Illinois facility, which produces the Company’s Lender’s® bagels. In connection with the shutdown of the production line, the Company has terminated 28 full-time and 7 part-time employees. A portion of the assets that were used in the bagel line will be utilized in other production areas within the Company. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, the Company incurred a non-cash charge of $862 related to the asset impairment of the bagel line, which has been recorded as a component of Other expense (income), net in the Consolidated Statement of Operations for the nine months ended September 25, 2005. All such charges are reported under the frozen foods business segment. The Company expects that any costs associated with the removal of the assets would be offset from the proceeds received from the sale of those assets.
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

				Incurred
	Original	Change in		Through	Nine Months	Estimated
	Estimated	Estimated		December 26,	Ended	Remaining
Description	Charges	Charges	Transfers	2004	September 25, 2005	Charges

Asset impairment charges	$7,400	$2,649		$10,049	$—	$—
Employee severance	2,506	—	59	2,506	59	—
Other costs	4,984	(464)	(59)	3,078	1,266	117

Total	$14,890	$2,185	$—	$15,633	$1,325	$117

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
Employees terminated as a result of this closure are eligible to receive severance pay and benefits totaling $2,565, of which $2,516 has been disbursed as of September 25, 2005. Other closing costs of approximately $4,461 relate to other shutdown costs. As of September 25, 2005, $4,120 has been disbursed and $224 has been incurred and accrued.
The employee terminations resulted in a curtailment gain under the Company’s pension plan of $2,067 and postretirement benefit plan of approximately $1,142, as a portion of the unrecognized prior service credit will be immediately recognized when the employees are terminated. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminations Benefits”, the curtailment gain attributable to the pension plan was completely offset by an unrecognized loss. The gain of $1,142 attributable to the postretirement benefit plan has been recognized as a component of cost of products sold in the Consolidated Statements of Operations during the 21 weeks ended December 26, 2004.
In connection with the plant closure, costs to dismantle, transfer and reassemble equipment and other plant shut down costs will be incurred and expect to result in expense as incurred in the Company’s Statements of Operations of approximately $117 in the fourth quarter of 2005. Also, the Company has made capital expenditures totaling approximately $8.6 million through the quarter ending September 25, 2005 in connection with this plant consolidation project.
The following table summarizes impairment and restructuring charges during the nine months ended September 25, 2005. It also includes severance liabilities assumed or established in purchase accounting. These amounts are recorded in accrued liabilities.

	Balance at					Balance at
	December 26,		Noncash	Cash		September 25,
Description	2004	Additions	Reductions	Reductions	Transfers	2005
Other asset impairment charges	$—	$862	$(862)	$—		$—
Employee severance	3,695	843	—	(2,801)	59	1,796
Other costs	305	4,382	—	(4,354)	(59)	274

Total	$4,000	$6,087	$(862)	$(7,155)	$—	$2,070

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
The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended September 25, 2005 and September 26, 2004.

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

Net earnings (loss), as reported	$4,713	$(30,931)	$(19,889)	$(79,657)
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	(306)	(158)	(876)	(474)

Pro forma net earnings (loss)	$4,407	$(31,089)	$(20,765)	$(80,131)

6. Other Expense (Income), net

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
Other expense (income), net consists of:
Restructuring and impairment charges	$3,480	$6,444	$6,084	$16,469
Merger related costs	—	—	(101)	8,820
Amortization of intangibles/other assets	1,203	1,100	3,610	2,248
Royalty expense (income), net	(132)	(155)	(87)	(269)
Other	(1)	(36)	(32)	7

Total other expense	$4,550	$7,353	$9,474	$27,275

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
Merger related costs. The Company incurred the following costs in the first quarter of 2004 in connection with the Pinnacle Merger and the Aurora Transaction discussed in Note 3:
Equity related compensation. In connection with the formation of LLC and the Aurora Transaction, certain ownership units of LLC were issued to CDM, which is controlled by certain members of PFGI’s management. Certain of these units provide a profits interest consisting of an interest in distributions to the extent in excess of capital contributed by members of the LLC. The interests vest immediately. The estimated fair value of the interests issued in the Aurora Transaction at the date of the respective grant was $7,400, and has been included in the Consolidated Balance Sheet as an increase in the Company’s additional paid-in-capital and in the Consolidated Statement of Operations as an expense reflecting the charge for the fair value immediately after consummation of such transactions.
Retention benefits. In connection with the Pinnacle Merger, retention benefits to certain key employees accrued during the nine months ended September 26, 2004 totaled $1,420.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)
7. Inventories

	September 25,	December 26,
	2005	2004

Raw materials, containers and supplies	$33,062	$34,489
Finished product	151,597	187,645

	184,659	222,134
Reserves	(8,760)	(16,624)

Total	$175,899	$205,510

Reserves represent amounts necessary to adjust the carrying value of inventory to the lower of cost or net realizable value, including any costs to sell or dispose.
The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.
8. Goodwill and Other Assets
Goodwill

		Purchase
	December 26,	Price	September 25,
	2004	Adjustment	2005

Frozen Foods	$122,858	$—	$122,858
Dry Foods	294,005	(1,751)	292,254

Total	$416,863	$(1,751)	$415,112

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
Other Assets

	September 25,	December 26,
	2005	2004
Amortizable intangibles, net of accumulated amortization of $7,064 and $3,454, respectively	$13,967	$17,577
Deferred financing costs, net of accumulated amortization of $9,045 and $4,647, respectively	31,592	35,940
Interest rate swap fair value (Note 11)	2,058	3,533
Other	594	620

Total	$48,211	$57,670

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)
Amortizable intangible assets relate primarily to recipes and formulas acquired in the Aurora Transaction and have been assigned a five year estimated useful life for amortization purposes. Additionally, during the transition year, the Company reacquired an exclusive license to distribute Duncan Hines product in Canada. The license that was reacquired runs through June 30, 2006 at which time the Company will have exclusive right to distribution of the Duncan Hines product in Canada. Amortization expense during the three and nine months ended September 25, 2005 was $1,203 and $3,610, respectively. Amortization expense during the three and nine months ended September 26, 2004 was $1,100 and $2,248, respectively. Estimated amortization expense for each of the next five years is as follows: remainder of 2005 — $1,204, 2006 — $4,299, 2007 — $3,785, 2008 — $3,785, 2009 — $869, thereafter — $25.
Deferred financing costs relate to the Successor’s senior secured credit facilities and senior subordinated notes. Amortization was $1,783 and $4,398 for the three and nine months ended September 25, 2005, respectively. Amortization for the three and nine months ended September 26, 2004 was $1,199 and $3,146, respectively.
9. Debt and Interest Expense

	September 25,	December 26,
	2005	2004
Long-term debt
Successor
- Senior secured credit facility — term loan	$518,188	$542,275
- 8 1/4% Senior subordinated notes	394,000	394,000
- Plus: unamortized premium on senior subordinated notes	6,061	6,452
- Capital lease obligations	260	353

Total Debt	918,509	943,080
Less: current portion of long-term obligations	130	5,574

Total long-term debt	$918,379	$937,506

	Three months ended		Nine months ended
Interest expense	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Third party interest expense	$19,260	$15,261	$55,682	$39,889
Related party interest expense	101	106	254	182
Interest rate swap (gains) / losses (Note 11)	(1,872)	1,789	(3,312)	(5,017)

	$17,489	$17,156	$52,624	$35,054

In November 2003, the Company entered into a $675.0 million Credit Agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party of JPMP) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Transaction. The term loan matures November 25, 2010. The senior secured credit facility also provides for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Transaction. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolver as of September 25, 2005 and December 26, 2004.
There was no related party debt outstanding as of September 25, 2005 and December 26, 2004.

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
A commitment fee of 0.50% per annum applies to the unused portion of the revolving loan facility and 1.25% per annum applied to the delayed-draw term loan until it became available for the Aurora Transaction. For the three and nine months ended September 25, 2005, the weighted average interest rate on the term loan was 6.7394% and 6.2603%, respectively. For the nine months ended September 25, 2005, the weighted average interest rate on the revolving credit facility was 6.2530%. There were no borrowings under the revolving credit facility during the three months ended September 25, 2005. As of September 25, 2005, the Eurodollar interest rate on the term loan facility was 6.7521% and the commitment fee on the undrawn revolving credit facility was 0.50%. For the three and nine months ended September 26, 2004, the weighted average interest rate on the term loan was 4.2593% and 4.1767%, respectively. For the three and nine months ended September 26, 2004, the weighted average interest rate on the revolving credit facility was 4.6822% and 4.2974%, respectively. As of September 26, 2004, the Eurodollar interest rate on the term loan facility was 4.2594% and the commitment fee on the undrawn revolving credit facility was 0.50%.
In September 2005, the Company prepaid $20 million of the term loan facility. Due to the prepayment, the next scheduled installment payable will be in March 2009. The revolving credit facility terminates on November 25, 2009. The aggregate maturities of the term loan outstanding as of September 25, 2005 are $3,163 in 2009 and $515,025 thereafter.
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
We pay a commission on the face amount of all outstanding letters of credit drawn under the senior secured credit facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. We also pay a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities cannot exceed $40,000. As of September 25, 2005 and December 26, 2004, there were no outstanding borrowings under the revolving credit facility and we had utilized $12,722 and $15,741, respectively, for letters of credit. Of the $130,000 revolving credit facility available, as of September 25, 2005 and December 26, 2004, we had an unused balance of $117,278 and $114,259, respectively, available for future borrowings and letters of credit, of which a maximum of $27,278 and $24,259, respectively, may be used for letters of credit.
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
The notes include a provision that the Company would file with the SEC on or prior to August 21, 2004 a registration statement relating to an offer to exchange the notes for an issue of SEC-registered notes with terms identical to the notes and use its reasonable best effort to cause such registration statement to become effective on or prior to October 20, 2004 and to complete the exchange offer by November 19, 2004. Since the exchange offer was not completed before November 19, 2004, the annual interest rate borne by the notes increased by 1.0% per annum until the exchange offer was completed, which occurred on February 2, 2005. As of this date, the Company was no longer paying the additional interest.
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
On November 19, 2004 the Company received required lender approval to permanently waive the defaults mentioned above and amend the financial covenants for future reporting periods. The terms of the permanent amendment and waiver include:
•	delivery of July 31, 2004 fiscal year end financial statements on or prior to the effective date of the amendment;

•	a 50 basis point increase to the applicable rate, as defined, with respect to borrowings under the credit agreement;

•	a change in the definition of consolidated cash interest expense to exclude non-cash gains or losses arising from marking interest rate swap agreements to market;

•	the addition of a Senior Covenant Leverage Ratio, as defined, which ranges from a ratio of 3.75 to 1.00 to a ratio of 5.75 to 1.00 through December 2005;

•	amendment of the interest expense coverage ratio (ranging from a ratio of 1.50 to 1.00 to a ratio of 2.10 to 1.00 through December 2005) and suspends the maximum total leverage ratio until March 2006;

•	elimination of limitation on revolving credit exposures;

•	and the following limitations, restrictions and additional reporting requirements during the amendment period which ends on the second business day following the date on which the Company delivers to the Administrative Agent financial statements for the fiscal quarter ending March 2006:
o	prohibit incremental extensions of credit, as defined;

o	additional limitations on indebtedness;

o	limitations on acquisitions and investments;

o	additional limitations on restricted payments;

o	suspension of payments for management fees;

o	continuation of the anti-cash hoarding provision;

o	monthly financial reporting requirements, and;

o	a Company election to early terminate the amendment period.
As of September 25, 2005, the Company was in compliance with the amended and added covenants as listed above.
In addition to the debt instruments discussed above, the Company entered into a short term notes payable agreement during the second quarter of 2005 for the financing of the Company’s annual insurance premiums. As of September 25, 2005, the balance of the notes payable totaled $912.
10. Pension and Retirement Plans
In December 2003, the Financial Accounting Standards Board issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (“SFAS 132R”). SFAS 132R requires additional annual and interim disclosures about pension plans and other postretirement benefit plans.
As of September 25, 2005, the Company maintains a noncontributory defined benefit pension plan that covers substantially all eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Company’s pension plan is funded in conformity with the funding requirements of applicable government regulations. As disclosed in the Company’s Consolidated Financial Statements for the transition year ended December 26, 2004, the Company does not expect to make a contribution during the current fiscal year.

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
The components of net periodic benefit cost included in the Consolidated Statements of Operations are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
Service cost	$372	$368	$3	$7
Interest cost	828	697	17	19
Expected return on assets	(1,052)	(872)	—	—
Recognized net actuarial loss/(gain)	—	—	2	12
Amortization of:
Unrecognized prior service cost (credit)	—	—	(84)	(101)
Curtailment	—	—	—	(651)

Total amount recognized	$148	$193	$(62)	$(714)

	Pension Benefits		Other Postretirement Benefits
	Nine months ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
Service cost	$1,116	$1,383	$9	$75
Interest cost	2,486	2,260	51	122
Expected return on assets	(3,156)	(2,853)	—	—
Recognized net actuarial loss/(gain)	—	—	6	161
Amortization of:
Unrecognized prior service cost (credit)	—	—	(252)	(682)
Curtailment	—	—	—	(651)

Net periodic benefit cost (benefit)	446	790	(186)	(975)
Liability assumed in business acquisition				806

Total amount recognized	$446	$790	$(186)	$(169)

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
As of the start of the current year, the Company was party to four interest rate swap agreements with counterparties, including JP Morgan Chase Bank (a related party), that effectively changes the floating rate payments on its Senior Secured Credit Facility into fixed rate payments. The first swap agreement became effective April 26, 2004, terminated December 31, 2004 and had a notional amount of $545.0 million; the second swap agreement commenced January 4, 2005, terminates on January 3, 2006 and has a notional amount of $450.0 million; the third swap agreement commences January 3, 2006, terminates on January 2, 2007 and has a notional amount of $100.0 million, and the fourth swap agreement commences on January 3, 2006, terminates on January 2, 2007 and has a notional amount of $250.0 million. Interest payments determined under each swap agreement are based on these notional amounts, which match or were expected to match the Company’s outstanding borrowings under the Senior Secured Credit Facility during the periods that each interest rate swap is outstanding. Floating interest rate payments to be received under each swap are based on U.S. Dollar LIBOR, which is the same basis for determining the floating rate payments on the Senior Secured Credit Facility. The fixed interest rate payments that the Company will pay under the swap agreements are determined using the following approximate fixed interest rates: 1.39% for the swap terminated on December 31, 2004; 2.25% for the swap terminating January 1, 2006; and 3.75% for two swaps terminating January 2, 2007.
These swaps were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of September 25, 2005 and December 26, 2004, the fair value of the interest rate swaps was a gain of $5,541 and $3,757, respectively. At September 25, 2005, $3,483 was recorded in Other current assets and $2,058 was recorded in Other assets, net in the Consolidated Balance Sheet. Of the amount at December 26, 2004, $224 is recorded in Other current assets, while $3,533 was recorded in Other assets, net in the Consolidated Balance Sheet. During the three and nine months ended September 25, 2005, the Company realized in cash a gain on the interest rate swaps of $967 and $1,528, respectively, which is recorded as a decrease to interest expense. Additionally, the Company recognized a non-cash gain during the three and nine months ended September 25, 2005 totaling $905 and $1,784, respectively. The non cash gains are recognized as an adjustment to interest expense in the Consolidated Statement of Operations.
In August and September 2004, the Company entered into natural gas swap transactions with JP Morgan Chase Bank (a related party) to lower the Company’s exposure to the price of natural gas. The agreements became effective beginning on August 1, 2004, terminate between February 2005 and December 2005, and have various notional quantities of MMBTU’s per month. The Company will pay a fixed price per MMBTU, which range from $6.20 to $6.99 per MMBTU, depending on the month, with settlements monthly. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
As of September 25, 2005 and December 26, 2004, the fair value of the remaining natural gas swap transactions was a gain of $575 and $95, respectively, which is recorded in Other current assets in the Consolidated Balance Sheet. During the three and nine months ended September 25, 2005, the Company realized in cash a gain of $295 and $283, respectively, on the natural gas swaps, which is recorded as an adjustment to cost of products sold. Additionally, the Company recognized a non-cash gains during the three and nine months ended September 25, 2005 totaling $306 and $480, respectively. The non-cash gains are recognized as an adjustment to cost of products sold in the Consolidated Statement of Operations.
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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)
As of September 25, 2005, the fair value of the remaining foreign exchange swaps was a loss of $206, which is recorded in Accrued Liabilities in the Consolidated Balance Sheet. For the three and nine months ended September 25, 2005, the Company realized in cash a loss of $34 and a gain of $135, respectively, on the foreign exchange swaps, which is recorded as an adjustment to cost of products sold. Additionally, the Company recognized non-cash losses during the three and nine months ended September 25, 2005 totaling $414 and $206, respectively. The non-cash losses are recognized as an adjustment to cost of products sold in the Consolidated Statement of Operations.
We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. The contract value of the outstanding standby letter of credit as of September 25, 2005 was $9,566, which approximates fair value. As of September 25, 2005, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $3,156, which approximates fair value.
We are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A” rated by Moody’s and Standard & Poor’s. Accordingly, we do not anticipate non-performance by the counterparties.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The estimated fair value of the Senior Secured Credit Facilities bank debt and the 8 1/4% senior subordinated notes that are classified as long term debt on the Consolidated Balance Sheet at September 25, 2005, was approximately its carrying value.
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
Litigation
Pinnacle’s Fleming Bankruptcy Claim
The Company, on or about April 1, 2003, filed a reclamation claim against Fleming, a customer, in Flemings’ bankruptcy proceeding pending in the United States Bankruptcy Court for the District of Delaware in the amount of $964. Fleming has claimed that the products in controversy had been commingled with other products and that the value of Pinnacle’s claim is $0. Additionally, on or about January 31, 2004 Fleming identified alleged preferential transfers to Pinnacle of up to $6,493, of which Fleming has alleged $5,014 are, or may be, eligible for protection as “new value”. Fleming additionally alleged that some, if not all, of the alleged Pinnacle preferential transfers may qualify as “ordinary course of business” transactions. Fleming has also made claims regarding payments it describes as overpayment, unjust enrichment due to allegedly excess wire transfers and payments and debts arising out of military sales. The Company has been advised that similar allegations have been made by Fleming in many, if not all, of the other pending reclamation claims filed against Fleming. The Company is currently in the process of analyzing the claims. The Company’s attorneys have been in contact with counsel for Aurora and counsel for Fleming and all parties have expressed agreement that the most expedient manner to resolve the Aurora and Fleming claims would be to do so in the Fleming bankruptcy case under the terms of Fleming’s plan, once confirmed. Stipulations to this effect have been signed by all parties. The Company believes that resolution of such matters will not result in a material impact on the Company’s financial condition, results of operations or cash flows.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)
Aurora’s Fleming Bankruptcy Claim
The Company (Aurora), on or about March 31, 2003, filed a reclamation claim against Fleming, a customer, in Flemings’ bankruptcy proceeding pending in the United States Bankruptcy Court for the District of Delaware in the amount of $595. Fleming has claimed that the products in controversy had been commingled with other products and that the value of Aurora’s claim is $299. Additionally, on or about February 2, 2004, Fleming identified alleged preferential transfers to Aurora of up to $5,942, of which Fleming has alleged $3,293 are, or may be, eligible for protection as “new value”. Fleming additionally alleged that some, if not all, of the alleged Aurora preferential transfers may qualify as “ordinary course of business” transactions. Fleming has also made claims regarding payments it describes as overpayment, unjust enrichment due to allegedly excess wire transfers and payments and debts arising out of military sales. The Company has been advised that similar allegations have been made by Fleming in many, if not all, of the other pending reclamation claims filed against Fleming. The Company is currently in the process of analyzing the claims. The Company’s attorneys have been in contact with counsel for Aurora and counsel for Fleming and all parties have expressed agreement that the most expedient manner to resolve the Aurora and Fleming claims would be to do so in the Fleming bankruptcy case under the terms of Fleming’s plan, once confirmed. Stipulations to this effect have been signed by all parties. The Company believes that resolution of such matters will not result in a material impact on the Company’s financial condition, results of operations or cash flows.
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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)
On August 30, 2004, an Interim Consent Order signed by all parties was signed and entered by the judge in the case whereby, in addition to a number of actions required of the City, the Company agreed to provide monthly discharge monitoring reports to the Illinois Environmental Protection Agency for six (6) months and was allowed to continue discharging effluent to the City of St. Elmo. In September 2004, the Company met with representatives from the State of Illinois Environmental Protection Agency and the State Attorney General’s Office and separately with the City of St. Elmo to inform them that the Company intended to install a pre-treatment system at its St. Elmo facility during the fourth quarter of 2004 and first quarter of 2005. The State issued the construction and operating permits to the Company and construction of the pre-treatment system has been completed. Testing has been completed and the system is fully operational.
We continue to discharge our effluent to the City. We would vigorously defend any future effort to prevent us from discharging our industrial wastewater to the City. Although we believe we will be able to resolve this matter favorably, an adverse resolution may have a material impact on our financial position, results of operation, or cash flows.
Underweight Products
In July 2004, it came to our attention that certain products produced in one of the former Aurora plants have not met some state weight requirements. While we are in the process of investigating the scope of this issue, we have revised the operating procedures of the plant such that products produced there will comply with state product weight requirements. As a result of these weight issues, we voluntarily initiated return procedures for the product in the locations involved and also disposed of certain inventory held by the Company. Pinnacle has recorded a charge related to the returns and inventory of $3.4 million and $1.2 million in the fiscal year ended July 31, 2004 and the transition year ended December 26, 2004, respectively. As a result of these underweight products, the Company received a letter from the State of California, County of Santa Barbara, requesting that the Company meet with it to discuss this issue and the remedial actions taken by the Company. A meeting was held with the involved California officials on December 8, 2004 at which time the issues and corrective steps taken by the Company were presented and discussed. While the Company believes it has taken appropriate remedial steps, it is probable that fines and penalties will be imposed. The State has recently responded with its acknowledgment of the Company’s cooperation with the investigation and prompt reaction to and correction of the issue, and proposed a settlement amount which the Company is negotiating with the State. In March 2005, the Company reserved $695 based upon the State of California’s settlement proposal. In a September 2005 meeting with State representatives, the Company negotiated the amount of the penalty and costs down to $509 and subsequently adjusted the accrued liability. The Company continues to negotiate the terms of payment and the final settlement language. The Company will continue to vigorously defend its actions to date since taking control of Aurora Foods Inc. The Company believes that resolution of such matters will not result in a material impact on the Company’s financial condition, results of operations or cash flows.
American Cold Storage – North America, L.P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.
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
Other Matters
Bankruptcy filing of Winn-Dixie
On February 21, 2005, Winn-Dixie Stores, Inc., a customer that accounts for approximately 2% of the Company’s annual net sales, filed for Chapter 11 reorganization in U.S. Bankruptcy Court for the Southern District of New York. The amount due from Winn-Dixie at the time of the bankruptcy filing was $764, which was adequately reserved.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)
13. Related Party Transactions
Management fees
On November 25, 2003, the Successor entered into a Management Agreement with JPMorgan Partners, LLC (“JPMP”) and J.W. Childs Associates, L.P. (“JWC”) where JPMP and JWC provide management, advisory and other services. The agreement calls for quarterly payments of $125 to each JPMP and JWC for management fees. In accordance with our Senior Credit Agreement Amendment (see Note 9), the payment of the management fees was suspended during the amendment period and therefore, no payments have been made during the three and nine months ended September 25, 2005. Management fees to JPMP and JWC in total included in the Consolidated Statement of Operations for the three and nine months ended September 26, 2004 were $250 and $848, respectively. In addition, the Company reimbursed JWC and JPMP for out-of-pocket expenses totaling $7 and $18 during the three and nine months ended September 25, 2005, respectively. For the three and nine months ended September 26, 2004, reimbursed expenses totaled $12 and $33, respectively. In connection with the Pinnacle Merger, the Company paid a transaction fee of $2,425 to each JPMP and JWC, in addition to $441 in fees and expenses. In connection with the Aurora Transaction, transaction fees were paid to JPMP and JWC of $1 million to each, plus $119 in fees and expenses. In connection with any subsequent acquisition transaction, there will be a transaction fee of 1/2% of the aggregate purchase price to each of JPMP and JWC, plus fees and expenses. These transaction fees were included in the acquisition costs in each of the transactions.
Also on November 25, 2003, the Successor entered into an agreement with CDM Capital LLC, an affiliate of CDM Investor Group LLC, where CDM Capital LLC will receive a transaction fee of 1/2% of the aggregate purchase price of future acquisitions (other than the Pinnacle Merger or the Aurora Transaction), plus fees and expenses.
Leases and Aircraft
The Company leases office space owned by a party related to the Chairman. One office was leased through January 15, 2004. A new office was leased beginning January 15, 2004. The new lease provides for the Company to make leasehold improvements approximating $318. The base rent for the new office is $87 annually compared to $245 annually scheduled in the old office. Rent expense during the three and nine months ended September 25, 2005 was $25 and $75, respectively. Rent expense during the three and nine months ended September 26, 2004 was $22 and $72, respectively.
Beginning November 25, 2003, the Company began using an aircraft owned by a company indirectly owned by the Chairman. In connection with the usage of the aircraft, the Company paid net operating expenses of $688 and $2,063 during the three and nine months ended September 25, 2005. Net operating expenses for the aircraft during the three and nine months ended September 26, 2004 was $688 and $1,741, respectively.
Debt and Interest Expense
For the three and nine months ended September 25, 2005, fees and interest expense recognized in the Consolidated Statement of Operations for the debt to the related party, JPMorgan Chase Bank, amounted to $101 and $254, respectively. Additionally, we paid to JPMorgan Chase Bank fees and interest expense totaling $106 and $182 during the three and nine months ended September 26, 2004. See Note 9.
Financial Instruments
The Company has entered into transactions for derivative financial instruments with JPMorgan Chase Bank to lower its exposure to interest rates, foreign currency, and natural gas prices. During the three and nine months ended September 25, 2005, the total net cash received by the Company for the settlement of interest rate swaps, foreign exchange swaps, and natural gas swaps totaled $1,228 and $1,946, respectively. During the three months ended September 26, 2004, the total net cash paid by the Company for the settlement of natural gas swaps was $25. During the nine months ended September 26, 2004, the total net cash received by the Company for the settlement of natural gas and interest rate swaps was $3,490. See Note 11.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)
Loan to Member of Management
In February 2005, the Company loaned Mr. Daniel Parker, Senior Vice President, Supply Chain, $41. The interest rate on the loan was 8%. The loan has been repaid in full.
14. Segments
The Company’s products and operations are managed and reported in two operating segments. The Frozen Foods segment consists of the following: dinners and entrees (Swanson, Hungry Man), prepared seafood (Van de Kamp’s, Mrs. Paul’s), breakfast (Aunt Jemima), bagels (Lenders), and other frozen products (Celeste, Chef’s Choice). The Dry Foods segment consists of the following product lines: pickles, peppers, and relish (Vlasic), baking mixes and frostings (Duncan Hines), syrups and pancake mixes (Mrs. Butterworth’s and Log Cabin), and other grocery products (Open Pit). Segment performance is evaluated based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Cost of products sold for the three and nine months ended September 26, 2004 includes $219 and $31,311, respectively representing the write-up of inventories to fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) at the dates of the acquisitions of inventories, which were sold subsequent to the acquisition dates. Of these amounts, $219 was included in the frozen foods segment during the three months ended September 26, 2004, while $7,167 was included in the frozen foods segment and $24,144 in the dry foods segment during the nine months ended September 26, 2004. Corporate assets consist of deferred and prepaid income tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions, and Pinnacle and Aurora merger related costs discussed in Note 6.

	Three months ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
SEGMENT INFORMATION
Net sales
Frozen foods	$156,306	$156,781	$492,754	$396,006
Dry foods	137,951	117,910	415,954	312,397

Total	$294,257	$274,691	$908,708	$708,403

Earnings (loss) before interest and taxes
Frozen foods	$4,971	$(17,776)	$5,616	$(37,293)
Dry foods	30,311	12,612	62,508	17,312
Unallocated corporate expenses	(4,046)	(4,685)	(12,742)	(20,764)

Total	$31,236	$(9,849)	$55,382	$(40,745)

Depreciation and amortization
Frozen foods	$4,933	$7,472	$19,454	$19,510
Dry foods	3,520	3,009	10,328	9,363

Total	$8,453	$10,481	$29,782	$28,873

Capital expenditures
Frozen foods	$8,256	$3,690	$18,417	$8,185
Dry foods	1,275	882	3,383	3,762

Total	$9,531	$4,572	$21,800	$11,947

GEOGRAPHIC INFORMATION

Net sales
United States	$280,182	$266,427	$869,981	$683,470
Canada	14,075	8,264	38,727	24,933

Total	$294,257	$274,691	$908,708	$708,403

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)

	September 25,	December 26,
	2005	2004
SEGMENT INFORMATION:

Total Assets
Frozen foods	$640,347	$671,860
Dry foods	1,089,433	1,092,196
Corporate	23	884

Total	$1,729,803	$1,764,940

GEOGRAPHIC INFORMATION

Long-lived assets
United States	$217,920	$223,719
Canada	26	21

Total	$217,946	$223,740

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
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has completed its evaluation of the impact of adopting this statement and it did not have any effect on its financial statements.
In March 2005, the FASB issued FIN 47 “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. The company is in the process of evaluating the impact of FIN 47.

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
The following consolidating financial information presents:
(1)	Consolidating (a) balance sheets as of September 25, 2005 and December 26, 2004 and (b) the related statements of operations and cash flows for the three and nine months ended September 25, 2005 and September 26, 2004.

(2)	Elimination entries necessary to consolidate the Successor, with its guarantor subsidiaries and nonguarantor subsidiary.
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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)
Pinnacle Foods Group Inc.
Consolidated Balance Sheet — Successor
September 25, 2005

	Pinnacle
	Foods	Guarantor	Nonguarantor		Consolidated
	Group Inc.	Subsidiaries	Subsidiary	Eliminations	Total
Current assets:
Cash and cash equivalents	$59	$299	$236	$—	$594
Accounts receivable, net	46,707	30,763	7,433	—	84,903
Intercompany accounts receivable	—	28,820	—	(28,820)	—
Inventories, net	53,820	118,522	3,557	—	175,899
Other current assets	3,551	2,967	53	—	6,571
Deferred income taxes	—	—	23	—	23

Total current assets	104,137	181,371	11,302	(28,820)	267,990

Plant assets, net	99,498	118,422	26	—	217,946
Investment in subsidiaries	270,870	3,780	—	(274,650)	—
Intercompany note receivable	187,492	—	—	(187,492)	—
Tradenames	674,388	106,156	—	—	780,544
Other assets, net	48,064	147	—	—	48,211
Goodwill	272,618	142,494	—	—	415,112

Total assets	$1,657,067	$552,370	$11,328	$(490,962)	$1,729,803

Current liabilities:
Current portion of long-term obligations	$10	$120	$—	$—	$130
Notes payable	—	912	—	—	912
Accounts payable	31,642	38,941	2,042	—	72,625
Intercompany accounts payable	26,953	—	1,867	(28,820)	—
Accrued trade marketing expense	22,712	12,153	2,004	—	36,869
Accrued liabilities	65,193	22,496	225	—	87,914
Accrued income taxes	252	1,156	1,409	—	2,817

Total current liabilities	146,762	75,778	7,547	(28,820)	201,267

Long-term debt	918,263	116	—	—	918,379
Intercompany note payable	—	187,492	—	(187,492)	—
Postretirement benefits	845	1,909	—	—	2,754
Deferred income taxes	217,399	16,205	1	—	233,605

Total liabilities	1,283,269	281,500	7,548	(216,312)	1,356,005

Commitments and contingencies	—	—	—	—	—

Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	519,433	287,710	935	(288,645)	519,433
Accumulated other comprehensive income (loss)	211	211	211	(422)	211
Carryover of Predecessor basis of net assets	(17,338)	—	—	—	(17,338)
Retained earnings (accumulated deficit)	(128,508)	(17,051)	2,634	14,417	(128,508)

Total shareholder’s equity	373,798	270,870	3,780	(274,650)	373,798

Total liabilities and shareholder’s equity	$1,657,067	$552,370	$11,328	$(490,962)	$1,729,803

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)
Pinnacle Foods Group Inc.
Consolidated Statement of Operations — Successor
For the three months ended September 25, 2005

	Pinnacle
	Foods	Guarantor	Nonguarantor		Consolidated
	Group Inc.	Subsidiaries	Subsidiary	Eliminations	Total

Net sales	$163,821	$124,855	$14,096	$(8,515)	$294,257

Costs and expenses
Cost of products sold	117,966	105,099	11,108	(8,311)	225,862
Marketing and selling expenses	10,466	9,732	1,628	—	21,826
Administrative expenses	5,472	4,049	354	—	9,875
Research and development expenses	529	379	—	—	908
Intercompany royalties	—	—	79	(79)	—
Intercompany technical service fees	—	—	125	(125)	—
Other expense (income), net	4,417	133	—	—	4,550
Equity in (earnings) loss of investees	(2,141)	(533)	—	2,674	—

Total costs and expenses	136,709	118,859	13,294	(5,841)	263,021

Earnings (loss) before interest and taxes	27,112	5,996	802	(2,674)	31,236

Intercompany interest (income) expense	(3,264)	3,264	—	—	—
Interest expense	17,466	23	—	—	17,489
Interest income	—	174	6	—	180

Earnings (loss) before income taxes	12,910	2,883	808	(2,674)	13,927
Provision for income taxes	8,197	742	275	—	9,214

Net earnings (loss)	$4,713	$2,141	$533	$(2,674)	$4,713

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)
Pinnacle Foods Group Inc.
Consolidated Statement of Operations — Successor
For the three months ended September 26, 2004

	Pinnacle
	Foods	Guarantor	Nonguarantor		Consolidated
	Group Inc.	Subsidiaries	Subsidiary	Eliminations	Total

Net sales	$148,743	$123,008	$8,264	$(5,324)	$274,691

Costs and expenses
Cost of products sold	122,552	107,881	7,914	(5,199)	233,148
Marketing and selling expenses	17,481	11,337	787	—	29,605
Administrative expenses	6,631	4,742	220	—	11,593
Research and development expenses	584	422	—	—	1,006
Goodwill impairment charge	1,835				1,835
Intercompany royalties	—	—	76	(76)	—
Intercompany technical service fees	—	—	49	(49)	—
Other expense (income), net	6,094	1,259	—	—	7,353
Equity in (earnings) loss of investees	6,265	379	—	(6,644)	—

Total costs and expenses	161,442	126,020	9,046	(11,968)	284,540

Earnings (loss) before interest and taxes	(12,699)	(3,012)	(782)	6,644	(9,849)

Intercompany interest (income) expense	(2,800)	2,793	7	—	—
Interest expense	16,550	606	—	—	17,156
Interest income	—	155	3	—	158

Earnings (loss) before income taxes	(26,449)	(6,256)	(786)	6,644	(26,847)
Provision (benefit) for income taxes	4,482	9	(407)	—	4,084

Net earnings (loss)	$(30,931)	$(6,265)	$(379)	$6,644	$(30,931)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)
Pinnacle Foods Group Inc.
Consolidated Statement of Operations — Successor
For the nine months ended September 25, 2005

	Pinnacle
	Foods	Guarantor	Nonguarantor		Consolidated
	Group Inc.	Subsidiaries	Subsidiary	Eliminations	Total

Net sales	$491,874	$398,431	$38,748	$(20,345)	$908,708

Costs and expenses
Cost of products sold	385,375	338,341	29,840	(19,707)	733,849
Marketing and selling expenses	43,060	28,171	3,557	—	74,788
Administrative expenses	17,931	13,500	910	—	32,341
Research and development expenses	1,640	1,234	—	—	2,874
Goodwill impairment charge	—	—	—	—	—
Intercompany royalties	—	—	224	(224)	—
Intercompany technical service fees	—	—	414	(414)	—
Other expense (income), net	8,352	1,122	—	—	9,474
Equity in (earnings) loss of investees	(7,323)	(2,434)	—	9,757	—

Total costs and expenses	449,035	379,934	34,945	(10,588)	853,326

Earnings (loss) before interest and taxes	42,839	18,497	3,803	(9,757)	55,382

Intercompany interest (income) expense	(9,471)	9,469	2	—	—
Interest expense	52,584	40	—	—	52,624
Interest income	—	387	16	—	403

Earnings (loss) before income taxes	(274)	9,375	3,817	(9,757)	3,161
Provision for income taxes	19,615	2,052	1,383	—	23,050

Net earnings (loss)	$(19,889)	$7,323	$2,434	$(9,757)	$(19,889)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)
Pinnacle Foods Group Inc.
Consolidated Statement of Operations — Successor
For the nine months ended September 26, 2004

	Pinnacle
	Foods	Guarantor	Nonguarantor		Consolidated
	Group Inc.	Subsidiaries	Subsidiary	Eliminations	Total

Net sales	$287,140	$409,016	$24,933	$(12,686)	$708,403

Costs and expenses
Cost of products sold	246,369	354,475	21,058	(12,055)	609,847
Marketing and selling expenses	31,833	36,809	2,654	—	71,296
Administrative expenses	14,020	21,273	816	—	36,109
Research and development expenses	1,107	1,679	—	—	2,786
Goodwill impairment charge	1,835	—	—	—	1,835
Intercompany royalties	—	—	233	(233)	—
Intercompany technical service fees	—	—	398	(398)	—
Other expense (income), net	14,557	12,718	—	—	27,275
Equity in (earnings) loss of investees	20,342	24	—	(20,366)	—

Total costs and expenses	330,063	426,978	25,159	(33,052)	749,148

Earnings (loss) before interest and taxes	(42,923)	(17,962)	(226)	20,366	(40,745)

Intercompany interest (income) expense	(6,549)	6,529	20	—	—
Interest expense	35,053	1	—	—	35,054
Interest income	88	235	11	—	334

Earnings (loss) before income taxes	(71,339)	(24,257)	(235)	20,366	(75,465)
Provision for income taxes	8,318	(3,915)	(211)	—	4,192

Net earnings (loss)	$(79,657)	$(20,342)	$(24)	$20,366	$(79,657)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)
Pinnacle Foods Group Inc.
Consolidated Statement of Cash Flows — Successor
For the nine months ended September 25, 2005

	Pinnacle
	Foods	Guarantor	Nonguarantor		Consolidated
	Group Inc.	Subsidiaries	Subsidiary	Eliminations	Total
Cash flows from operating activities
Net earnings (loss) from operations	$(19,889)	$7,323	$2,434	$(9,757)	$(19,889)
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	17,314	12,463	5	—	29,782
Restructuring and impairment charges	1,502	—	—	—	1,502
Amortization of debt acquisition costs	4,398	—	—	—	4,398
Amortization of bond premium	(391)	—	—	—	(391)
Change in value of financial instruments	(2,058)	—	—	—	(2,058)
Equity in loss (earnings) of investees	(7,323)	(2,434)	—	9,757	—
Postretirement healthcare benefits	20	(206)	—	—	(186)
Pension expense	—	446	—	—	446
Deferred income taxes	19,414	1,785	—	—	21,199
Changes in working capital
Accounts receivable	(6,219)	(1,454)	(2,638)	—	(10,311)
Intercompany accounts receivable/payable	31,967	(32,325)	358	—	—
Inventories	16,623	13,267	(116)	—	29,774
Accrued trade marketing expense	(8,152)	(661)	(448)	—	(9,261)
Accounts payable	(20,173)	(4,383)	(279)	—	(24,835)
Other current assets and liabilities	6,492	3,965	1,237	—	11,694

Net cash provided by (used in) operating activities	33,525	(2,214)	553	—	31,864

Cash flows from investing activities
Capital expenditures	(12,317)	(9,474)	(9)	—	(21,800)
Pinnacle merger consideration	1,595	—	—	—	1,595
Sale of plant assets	—	561	—	—	561

Net cash used in investing activities	(10,722)	(8,913)	(9)	—	(19,644)

Cash flows from financing activities
Change in bank overdrafts	—	9,766	(308)	—	9,458
Repayment of capital lease obligations	(8)	(85)	—	—	(93)
Successor’s debt acquisition costs	(51)	—	—	—	(51)
Proceeds from Successor’s notes payable borrowing	31,626	—	—	—	31,626
Repayments of Successor’s notes payable	(30,714)	—	—	—	(30,714)
Repayments of Successor’s long term obligations	(24,087)	—	—	—	(24,087)

Net cash (used in) provided by financing activities	(23,234)	9,681	(308)	—	(13,861)

Effect of exchange rate changes on cash	—	—	—	—	—

Net change in cash and cash equivalents	(431)	(1,446)	236	—	(1,641)

Cash and cash equivalents — beginning of period	490	1,745	—	—	2,235

Cash and cash equivalents — end of period	$59	$299	$236	$—	$594

Supplemental disclosures of cash flow information:
Interest paid	$39,435	$—	$—	$—	$39,435
Interest received	—	387	16	—	403
Income taxes refunded (paid)	—	611	(203)	—	408

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except where noted in millions)
Pinnacle Foods Group Inc.
Consolidated Statement of Cash Flows — Successor
For the nine months ended September 26, 2004

	Pinnacle
	Foods	Guarantor	Nonguarantor		Consolidated
	Group Inc.	Subsidiaries	Subsidiary	Eliminations	Total
Cash flows from operating activities
Net earnings (loss) from operations	$(79,657)	$(20,342)	$(24)	$20,366	$(79,657)
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	10,336	18,532	5	—	28,873
Restructuring and impairment charges	6,101	10,211	—	—	16,312
Amortization of debt acquisition costs	3,146	—	—	—	3,146
Amortization of bond premium	(400)	—	—	—	(400)
Change in value of financial instruments	(1,499)	—	—	—	(1,499)
Equity in loss (earnings) of investees	20,342	24	—	(20,366)	—
Equity related compensation charge	7,400	—	—	—	7,400
Postretirement healthcare benefits	12	(987)	—	—	(975)
Pension expense	—	790	—	—	790
Deferred income taxes	8,295	(3,550)	(30)	—	4,715
Changes in working capital
Accounts receivable	(73,784)	60,552	(2,181)	—	(15,413)
Intercompany accounts receivable/payable	(5,121)	3,310	1,811	—	—
Inventories	(77,171)	48,398	(1,908)	—	(30,681)
Accrued trade marketing expense	29,427	(24,559)	1,476	—	6,344
Accounts payable	42,070	(10,403)	(85)	—	31,582
Other current assets and liabilities	78,880	(84,454)	400	—	(5,174)

Net cash provided by (used in) operating activities	(31,623)	(2,478)	(536)	—	(34,637)

Cash flows from investing activities
Capital expenditures	(3,726)	(8,219)	(2)	—	(11,947)
Pinnacle merger costs	(426)	—	—	—	(426)
Aurora merger consideration	(663,759)	—	—	—	(663,759)
Aurora merger costs	(17,006)	—	—	—	(17,006)
Acquisition of license	(1,919)	—	—	—	(1,919)

Net cash used in investing activities	(686,836)	(8,219)	(2)	—	(695,057)

Cash flows from financing activities
Change in bank overdrafts	—	5,598	—	—	5,598
Repayment of capital lease obligations	(4)	—	—	—	(4)
Equity contribution to Successor	95,276	—	—	—	95,276
Successor’s debt acquisition costs	(16,853)	—	—	—	(16,853)
Proceeds from Successor’s bond offerings	200,976	—	—	—	200,976
Proceeds from Successor’s bank term loan	425,000	—	—	—	425,000
Proceeds from Successor’s notes payable borrowing	30,000	—	—	—	30,000
Repayments of Successor’s notes payable	(14,000)	—	—	—	(14,000)
Repayments of Successor’s long term obligations	(1,363)				(1,363)

Net cash (used in) provided by financing activities	719,032	5,598	—	—	724,630

Effect of exchange rate changes on cash	—	—	18	—	18

Net change in cash and cash equivalents	573	(5,099)	(520)	—	(5,046)

Cash and cash equivalents — beginning of period	—	4,751	503	—	5,254

Cash and cash equivalents — end of period	$573	$(348)	$(17)	$—	$208

Supplemental disclosures of cash flow information:
Interest paid	$28,344	$—	$—	$—	$28,344
Interest received	88	225	11	—	324
Income taxes refunded (paid)	—	862	—	—	862

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
In November 2003, we entered into a $675.0 million credit agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available in connection with the Pinnacle Merger and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Transaction. The senior secured credit facilities also provide for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Transaction. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolving credit facility as of September 25, 2005 and December 26, 2004.
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
On November 19, 2004, subject to certain conditions, we received required lender approval to permanently waive the defaults discussed above and modify the financial covenants for future reporting periods. The terms of the permanent amendment and waiver are discussed later in this section. We are currently in compliance with the covenants under the senior secured credit facilities.

As discussed in the Liquidity and Capital Resources section below, our senior secured credit facilities contain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio, and a maximum capital expenditure limitation. Additionally, under the senior credit agreement amendment, a maximum senior debt leverage ratio was added. We have been in compliance with these covenants since the senior credit agreement amendment became effective on November 19, 2004. Based upon management’s current estimates, we believe we will continue to meet the financial covenants set forth in the senior credit agreement amendment and, as such, will maintain compliance with these covenant requirements for at least the next 12 months. However, in the event that we do not meet these financial covenants, it could result in a breach, which, if we are unable to obtain a waiver, may result in a default under the senior secured credit facilities. Factors that could influence our ability to meet these financial covenants include (i) lower demand for our products, (ii) higher than anticipated trade and consumer coupon spending, and (iii) higher freight and distribution costs than those which we experienced over the past six months.
In December 2004, our board of directors approved a change in our fiscal year end from July 31 to the last Sunday in December. Accordingly, we are presenting unaudited consolidated financial statements for the three and nine months ended September 25, 2005 and for the three and nine months ended September 26, 2004.
During the nine months ended September 25, 2005, the twenty-one weeks ended December 26, 2004 (the “transition year”) and the thirty-six weeks ended July 31, 2004 (fiscal 2004), we recorded restructuring charges totaling $1.3 million, $3.9 million and $11.8 million, respectively, pertaining to our decision to permanently close the Omaha, Nebraska production facility. The closure was part of our plan of consolidating and streamlining production activities after the Aurora Merger.
During the first quarter of 2005, our earnings (loss) before interest and taxes were negatively impacted by certain items. In April 2005, we announced plans to shutdown a production line in our Mattoon, Illinois production facility and incurred a non-cash charge for an impairment write down of fixed assets totaling $0.9 million. Also, in April 2005, we announced plans to permanently close the Erie, Pennsylvania production facility and incurred charges totaling $3.9 million pertaining to employee severance and related costs and other plant closing costs. This charge was included in the results of operations for the nine months ended September 25, 2005 and is recorded in other expense (income), net in the Consolidated Statement of Operations. Additionally, in connection with the closure of the Erie, Pennsylvania plant, we recorded $4.4 million of accelerated depreciation expense, which is recorded in cost of products sold in the Consolidated Statement of Operations.
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
We have substantially completed the acquisition integration and achieved cost savings through the Aurora Transaction. Through the Aurora Transaction, we have enhanced our existing product offerings and developed dozens of new offerings which were launched in 2005. Despite the difficulties that necessitated us amending the financial covenants under our senior secured credit facilities, our focused strategy remains the same. This includes:
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

The following table reconciles shipments to net sales for the consolidated company, the frozen foods segment and the dry foods segment for the three and nine month periods ended September 25, 2005 and September 26, 2004
For the three months ended,

	Consolidated		Frozen Foods		Dry Foods
	September 25,	September 26,	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004	2005	2004

Shipments	$394.2	$395.3	$214.0	$219.3	$180.2	$176.0
Less: Aggregate trade marketing and consumer coupon redemption expenses	97.0	109.5	55.7	57.7	41.3	51.8
Less: Slotting expense	3.0	11.1	2.0	4.8	1.0	6.3

Net sales	$294.2	$274.7	$156.3	$156.8	$137.9	$117.9

For the nine months ended,

	Consolidated		Frozen Foods		Dry Foods
	September 25,	September 26,	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004	2005	2004

Shipments	$1,288.7	$989.6	$699.3	$544.1	$589.4	$445.5
Less: Aggregate trade marketing and consumer coupon redemption expenses	341.5	263.2	189.6	139.4	151.9	123.8
Less: Slotting expense	38.5	18.0	16.9	8.7	21.6	9.3

Net sales	$908.7	$708.4	$492.8	$396.0	$415.9	$312.4

Plant Consolidations
Omaha, Nebraska Production Facility
During the nine months ended September 25, 2005, we recorded restructuring charges totaling $1.3 million pertaining to our decision to permanently close the Omaha, Nebraska production facility. In addition, during the transition year ended December 26, 2004 and fiscal 2004 ended July 31, 2004, we recorded restructuring charges totaling $3.9 million and $11.8 million, respectively. These charges are recorded as a component of Other expense (income), net in the Consolidated Statement of Operations. The closure was part of our plan of consolidating and streamlining production activities after the Aurora merger. These charges were recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits”, SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In determining such charges, we made certain estimates and judgments surrounding the amounts ultimately to be paid and received for the actions we have taken.
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
The severance costs, which include continuation of employee benefits for salaried employees, total $2.6 million and were expensed in the first quarter of 2004. As of September 25, 2005, $2.5 million has been paid.
The estimated costs associated with transferring certain assets to the Fayetteville and Jackson facilities along with estimates of the costs necessary to shut down the Omaha facility are included in other restructuring costs as they are incurred. Since the April 7, 2004 announcement, these costs have totaled $4.3 million. We anticipate that additional costs through completion of the program, which will be recorded in future periods, will approximate less than $0.1 million. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, proceeds received from the sale of the land and equipment will depend on our success in negotiating with buyers and the current real estate market in Omaha. We will review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes in estimates to our restructuring obligations in our consolidated financial statements for such quarter based on management’s then-current estimates.
Erie, Pennsylvania Production Facility
During the nine months ended September 25, 2005, we recorded restructuring charges totaling $3.9 million pertaining to our decision to permanently close the Erie, Pennsylvania production facility, which we anticipate will close by the first quarter of 2006. The charges are recorded as a component of Other expense (income), net in the Consolidated Statement of Operations. The closure was part of the Company’s continuing plan of streamlining production activities. These charges were recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In determining such charges, we made certain estimate and judgments surrounding the amounts ultimately to be paid and received for the actions we have taken.
Production from the Erie plant, which manufactures Mrs. Paul’s and Van de Kamp frozen seafood products and Aunt Jemima frozen breakfast products, will be relocated primarily to the Company’s Jackson, Tennessee production facility. Activities related to the closure of the plant are expected to be completed by the first quarter of 2006 and will result in the elimination of approximately 290 positions. Employee termination activities commenced in July 2005 and are expected to be completed by the end of 2005.
In order to estimate the costs related to our restructuring efforts, management made its best estimates of the most likely expected outcomes of the significant activities to accomplish the restructuring. These estimates principally related to charges for employee severance and related costs to be paid and other plant shutdown and relocation costs. The employee related costs, which include severance and other benefits, total $0.8 million. As of September 25, 2005, $0.4 has been paid.
The estimated costs associated with transferring certain assets to the Jackson facility along with estimates of the costs necessary to shut down the Erie facility are included in other restructuring costs as they are incurred. We anticipate that costs through completion of the program will approximate $4.1 million. Through September 25, 2005, $3.1 million has been expended. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, proceeds received from the sale of the land and equipment will depend on our success in negotiating with buyers and the current real estate market in Erie. We will review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes in estimates to our restructuring obligations in our consolidated financial statements for such quarter based on management’s then-current estimates.
Mattoon, Illinois Production Facility
On April 21, 2005, the Company made and announced its decision effective May 9, 2005 to shut down a bagel production line at its Mattoon, Illinois facility, which produces the Company’s Lender’s® Bagels. In connection with the shutdown of the production line, the Company has terminated 28 full-time and 7 part-time employees. A portion of the assets that was used in the bagel line will be utilized in other production areas within the Company. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, the Company recorded a non-cash charge of $0.9 million related to the asset impairment of the bagel line, which has been recorded as a component of Other expense (income), net in the Consolidated Statement of Operations for the nine months ended September 25, 2005. We expect that any costs associated with the removal of the assets would be offset from the proceeds received from the sale of those assets.

As of September 25, 2005, we had an accrued restructuring liability of $2.1 million, of which $0.3 million related to the Omaha plant shutdown, $0.5 million related to the Erie plant shutdown and the balance related to severance costs from the Aurora Transaction. We expect all of these costs to be paid during the next nine months.
Results of operations
Consolidated statements of operations
The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales. In accordance with Generally Accepted Accounting Principles in the United States (“GAAP”), the results for the three and nine months ended September 26, 2004 only include the results of operations of the Aurora businesses from the date of acquisition, March 19, 2004, through the end of the period.

	Three months ended				Nine months ended
	September 25, 2005		September 26, 2004		September 25, 2005		September 26, 2004

Net sales	$294.2	100.0%	$274.7	100.0%	$908.7	100.0%	$708.4	100.0%
Costs and expenses
Cost of products sold	225.8	76.8%	233.1	84.9%	733.8	80.8%	609.8	86.1%
Marketing and selling expenses	21.8	7.4%	29.6	10.8%	74.8	8.2%	71.3	10.1%
Administrative expenses	9.8	3.3%	11.6	4.2%	32.3	3.6%	36.1	5.1%
Research and development expenses	0.9	0.3%	1.0	0.4%	2.9	0.3%	2.8	0.4%
Goodwill impairment charge	—	0.0%	1.8	0.7%	—	0.0%	1.8	0.3%
Other expense (income), net	4.6	1.6%	7.4	2.7%	9.5	1.0%	27.3	3.9%

Total costs and expenses	262.9	89.4%	284.5	103.6%	853.3	93.9%	749.1	105.7%

Earnings (loss) before interest and taxes	$31.3	10.6%	$(9.8)	-3.6%	$55.4	6.1%	$(40.7)	-5.7%

	Three months ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

Net sales
Frozen foods	$156.3	$156.8	$492.8	$396.0
Dry foods	137.9	117.9	415.9	312.4

Total	$294.2	$274.7	$908.7	$708.4

Earnings (loss) before interest and taxes
Frozen foods	$5.0	$(17.7)	$5.6	$(37.2)
Dry foods	30.3	12.6	62.5	17.3
Unallocated corporate expenses	(4.0)	(4.7)	(12.7)	(20.8)

Total	$31.3	$(9.8)	$55.4	$(40.7)

Depreciation and amortization
Frozen foods	$5.0	$7.5	$19.5	$19.5
Dry foods	3.5	3.0	10.3	9.4

Total	$8.5	$10.5	$29.8	$28.9

Three months ended September 25, 2005 compared to three months ended September 26, 2004
Net sales. Shipments in the three months ended September 25, 2005 were $394.2 million, a decrease of $1.1 million, compared to shipments in the three months ended September 26, 2004 of $395.3 million. Net sales in the three months ended September 25, 2005 were $294.2 million, an increase of $19.5 million, compared to net sales in the three months ended September 26, 2004 of $274.7 million.
Frozen foods: Shipments in the three months ended September 25, 2005 were $214.0 million, a decrease of $5.3 million, compared to shipments in the three months ended September 26, 2004 of $219.3 million. The change was driven by a $5.8 million decrease in our Chef’s Choice product line sales, which was discontinued in the third quarter of 2004. Aggregate trade and consumer coupon redemption expenses decreased $4.8 million in the three months ended September 25, 2005. The declines in trade and consumer coupon redemption expenses during the three months ended September 25, 2005 versus the three months ended September 26, 2004 are the result of timing of marketing programs within the year in response to the company’s change to a calendar year versus a fiscal year (ending July) accounting cycle. The third quarter of 2004 included the beginning of the company’s new fiscal year (August 2004), and as a result, there were new marketing programs in conjunction with some new product introductions and consequently we had more expenditures in that quarter. As a result, frozen foods net sales decreased $0.5 million in the three months ended September 25, 2005. The net sales change was driven by a $5.1 million decrease in our Chef’s Choice product line sales offset by increases in our Swanson product line sales.
Dry foods: Shipments in the three months ended September 25, 2005 were $180.2 million, an increase of $4.2 million, compared to shipments in the three months ended September 26, 2004 of $176.0 million. The change was driven by a $3.9 million increase in our Duncan Hines product lines sales. Aggregate trade and consumer coupon redemption expenses decreased $15.8 million. The declines in trade and consumer coupon redemption expenses during the three months ended September 25, 2005 versus the three months ended September 26, 2004 are the result of timing of marketing programs within the year in response to the company’s change to a calendar year versus a fiscal year (ending July) accounting cycle. The third quarter of 2004 included the beginning of the company’s new fiscal year (August 2004), and as a result, there were new marketing programs in conjunction with some new product introductions and consequently we had more expenditures in that quarter. As a result, dry foods net sales increased $20.0 million in the three months ended September 25, 2005. The net sales change was driven by an $8.0 million increase in our Duncan Hines product lines sales, a $3.5 million increase in our syrup product line sales, and a $3.5 million increase in our Vlasic product line sales. The balance of the increase in net sales was related to our non branded foodservice and private label product sales.
Cost of products sold. Our cost of products sold was $225.8 million, or 76.8% of net sales in the three months ended September 25, 2005, versus cost of products sold of $233.1 million, or 84.9% of net sales in the three months ended September 26, 2004. Cost of products sold during the three months ended September 26, 2004 include additional costs of $0.2 million related to post-Merger sales of inventories written up to fair value at the date of the Aurora Transaction. Cost of products sold, as a percent of sales, was affected by changes in our aggregate trade and consumer coupon redemption expenses that are classified as reductions from net sales. In addition, decreases in cost of product sold, as a percentage of sales, resulted from additional costs resulting from the reorganization of our warehousing network and the related movement of product to the new warehousing network incurred in the three months ended September 26, 2004.
Marketing and selling expenses. Marketing and selling expenses were $21.8 million, or 7.4% of net sales, in the three months ended September 25, 2005 compared to $29.6 million, or 10.8% of net sales, in the three months ended September 26, 2004. The change was due to lower advertising ($6.4 million) and selling commission expense ($1.2 million). In addition, the declines in marketing expenses during the three months ended September 25, 2005 versus the three months ended September 26, 2004 are the result of timing of marketing programs within the year in response to the company’s change to a calendar year versus a fiscal year (ending July) accounting cycle. The third quarter of 2004 included the beginning of the company’s new fiscal year (August 2004), and as a result, there were new marketing programs in conjunction with some new product introductions and consequently we had more expenditures in that quarter.
Administrative expenses. Administrative expenses were $9.8 million in the three months ended September 25, 2005 compared to $11.6 million in the three months ended September 26, 2004. The principal driver of the $1.8 million decrease was an adjustment to our bad debt reserve in the three months ended September 25, 2005, resulting from improvements in our accounts receivable aging ($1.0 million) and cash collections of previously written off accounts ($0.5 million).

Research and development expenses. Research and development expenses were $0.9 million, or 0.3% of net sales, in the three months ended September 25, 2005 compared with $1.0 million, or 0.4% of net sales, in the three months ended September 26, 2004.
Goodwill impairment charge. Goodwill impairment charges were $1.8 million in the three months ended September 26, 2004, related to the impairment of the Chef’s Choice goodwill as a result of our decision to discontinue producing products under the Chef’s Choice trade name.
Other expense (income), net. Other expense was $4.6 million in the three months ended September 25, 2005 as compared to $7.4 million in the three months ended September 26, 2004. In the three months ended September 25, 2005, we recorded $3.5 million for plant consolidation expense, primarily related to the closure of our Erie, Pennsylvania frozen food facility, as discussed above under Plant Consolidation. In the three months ended September 26, 2004 we recorded $2.2 million for plant consolidation expense related to the closure of our Omaha, Nebraska frozen food facility. Additionally, restructuring and impairment charges totaled $4.3 million in the three months ended September 26, 2004. The restructuring and impairment charges consisted of a $3.0 million impairment charge related to the Chef’s Choice brand including $1.7 million of amortizable intangibles (recipes) and $1.3 million of fixed asset write downs, and a $1.3 million impairment charge related to the Avalon Bay trade name. In addition, we recorded $1.2 million of amortization expense in the three months ended September 25, 2005 compared to $1.1 in the three months ended September 26, 2004.
Earnings (loss) before interest and taxes. Earnings before interest and taxes (EBIT) increased $41.1 million to $31.3 million in the three months ended September 25, 2005 from a ($9.8) million loss in EBIT in the three months ended September 26, 2004. This increase resulted from a $22.7 million increase in frozen foods EBIT, a $17.7 million increase in dry foods EBIT, and a $0.7 million decrease in unallocated corporate expenses.
Frozen foods: Frozen foods EBIT increased by $22.7 million in the three months ended September 25, 2005. This increase was net of $0.2 million of accelerated depreciation expense related to the closure of the Erie, Pennsylvania frozen food facility in the third quarter of 2005 and a charge of $3.5 million related to the plant consolidation expense from the closure of the Omaha, Nebraska and Erie, Pennsylvania frozen foods facilities in the third quarter of 2005. The results for the three months ended September 26, 2004 include additional costs of products sold of $0.2 million related to post-acquisition sales of inventories written up to fair value at the date of the Aurora Transaction, and $1.9 million of accelerated depreciation and $1.9 million of plant consolidation expense, both related to the closure of the Omaha, Nebraska frozen food facility. Additionally, restructuring and impairment charges totaling $6.1 million were recorded in the three months ended September 26, 2004. The restructuring and impairment charges consisted of a $1.8 million charge related to the impairment of the Chef’s Choice goodwill, $3.0 million impairment charge related to the Chef’s Choice brand including $1.7 million of amortizable intangibles (recipes) and $1.3 million of fixed asset write downs, and a $1.3 million impairment charge related to the Avalon Bay trade name. Additionally, the corporate overhead expense allocated to frozen foods was $1.1 million lower for the three months ended September 25, 2005, related to an adjustment to our bad debt reserve. The balance of our frozen foods EBIT increased $15.2 million, primarily due to a $4.8 million decline in trade and coupon promotion expenses and a $4.1 million decline in advertising expense. The declines in marketing expenses during the three months ended September 25, 2005 versus the three months ended September 26, 2004 are the result of timing of marketing programs within the year in response to the company’s change to a calendar year versus a fiscal year (ending July) accounting cycle. The third quarter of 2004 included the beginning of the company’s new fiscal year (August 2004), and as a result, there were new marketing programs in conjunction with some new product introductions and consequently we had more expenditures in that quarter. The balance of the increase was due to decreased cost of products sold expense related to additional costs from the reorganization of our warehousing network and the related movement of product to the new warehousing network incurred in the three months ended September 26, 2004.
Dry foods: Dry foods EBIT increased $17.7 million in the three months ended September 25, 2005. Corporate overhead expense allocated to dry foods was $0.7 million lower for the three months ended September 25, 2005, related to an adjustment to our bad debt reserve. The balance of our dry foods EBIT increased $17.0 million, primarily due to a $15.7 million decline in trade and coupon promotion expenses and a $2.3 million decline in advertising expense. The declines in marketing expenses during the three months ended September 25, 2005 versus the three months ended September 26 2004 are the result of timing of marketing programs within the year in response to the company’s change to a calendar year versus a fiscal year (ending July) accounting cycle. The third quarter of 2004 included the beginning of the company’s new fiscal year (August 2004), and as a result, there were new marketing programs in conjunction with some new product introductions and consequently we had more expenditures in that quarter.

Interest expense, net. Interest expense, net was $17.3 million in the three months ended September 25, 2005 compared to $17.0 million in the three months ended September 26, 2004. The impact of higher interest rates during the third quarter 2005 were offset by the lower borrowing levels as we have not borrowed against the revolving credit facility during the third quarter of 2005. The change in interest expense is also impacted by mark to market adjustments on our interest rate swaps. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense. During the three months ended September 25, 2005, we recorded a gain on the interest rate swap contracts totaling $1.9 million. During the three months ended September 26, 2004, we recorded a loss on the value of the interest rate swaps totaling $1.8 million.
Provision for income taxes. The effective tax rate was 66.2% in the three months ended September 25, 2005, compared to (15.2%) in the three months ended September 26, 2004. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the three month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets. A deferred tax charge was recorded in the three month period ended September 25, 2005 for amortization recognized for tax purposes related to indefinite lived intangibles.
Under Internal Revenue Code Section 382, Aurora is a loss corporation. Section 382 of the Code places limitations on our ability to use Aurora’s net operating loss carry forward to offset our income. The annual net operating loss limitation is approximately $13-15 million subject to other rules and restrictions.
Nine months ended September 25, 2005 compared to nine months ended September 26, 2004
Net sales. Shipments in the nine months ended September 25, 2005 were $1,288.7 million, an increase of $299.1 million, compared to shipments in the nine months ended September 26, 2004 of $989.6 million. $255.4 million of the increase was related to the shipments of products acquired in the Aurora Transaction. Net sales in the nine months ended September 25, 2005 were $908.7 million, an increase of $200.3 million, compared to net sales in the nine months ended September 26, 2004 of $708.4 million. $167.2 million of the increase was related to the products acquired in the Aurora Transaction, whose brands required a higher level of trade spending than the historical Pinnacle brands.
Frozen foods: Shipments in the nine months ended September 25, 2005 were $699.3 million, an increase of $155.2 million. $137.0 million of the increase was related to products acquired in the Aurora Transaction. The balance of the change was driven by increases in our Swanson, Aunt Jemima, and seafood product line sales. Aggregate trade and consumer coupon redemption expenses increased $58.4 million, of which $47.1 million of the increase related to the products acquired in the Aurora Transaction. As a result, frozen foods net sales increased $96.8 million, with $90.0 million related to the products acquired in the Aurora Transaction. The balance of the change was driven by increases in our Aunt Jemima, seafood, and Swanson product line sales.
Dry foods: Shipments in the nine months ended September 25, 2005 were $589.4 million, an increase of $143.9 million. $113.6 million of the increase was related to products acquired in the Aurora Transaction. The balance of the change was driven by increases in our Duncan Hines, pickle, and syrup product line sales. Aggregate trade and consumer coupon redemption expenses increased $40.4 million, of which $38.9 million related to products acquired in the Aurora Transaction. As a result, dry foods net sales increased $103.5 million, of which $74.7 million was related to products acquired in the Aurora Transaction. The balance of the change was driven by increases in our Duncan Hines and syrup product line sales.
Cost of products sold. Our cost of products sold was $733.8 million, or 80.8% of net sales in the nine months ended September 25, 2005, versus cost of products sold of $609.8 million, or 86.1% of net sales in the nine months ended September 26, 2004. The products acquired in the Aurora Transaction resulted in an additional $127.8 million of cost of products sold in the nine months ended September 25, 2005. Cost of products sold during the nine months ended September 26, 2004 include additional costs of $18.1 million and $13.2 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Merger and the Aurora Transaction, respectively. Cost of products sold during the nine months ended September 25, 2005 were impacted by the additional costs resulting from the reorganization of our warehousing network and the related movement of product to the new warehousing network. In addition to these costs, this percentage is also affected by changes in our aggregate trade and consumer coupon redemption expenses that are classified as reductions from net sales.

Marketing and selling expenses. Marketing and selling expenses were $74.8 million, or 8.2% of net sales, in the nine months ended September 25, 2005 compared to $71.3 million, or 10.1% of net sales, in the nine months ended September 26, 2004. The business acquired through the Aurora Transaction contributed an additional $20.8 million of costs for the nine months ended September 25, 2005. The balance of the change was due to decreased selling and marketing overhead expense and lower advertising expense.
Administrative expenses. Administrative expenses were $32.3 million in the nine months ended September 25, 2005 compared to $36.1 million in the nine months ended September 26, 2004. The higher cost in the nine months ended September 26, 2004 relate to the continued operation of the Aurora headquarters office in St. Louis, which was closed in May 2004.
Research and development expenses. Research and development expenses were $2.9 million, or 0.3% of net sales, in the nine months ended September 25, 2005 compared with $2.8 million, or 0.4% of net sales, in the nine months ended September 26, 2004.
Goodwill impairment charge. Goodwill impairment charges were $1.8 million in the nine months ended September 26, 2004, related to the impairment of the Chef’s Choice goodwill as a result of our decision to discontinue producing products under the Chef’s Choice trade name.
Other expense (income), net. Other expense was $9.5 million in the nine months ended September 25, 2005 compared to $27.3 million in the nine months ended September 26, 2004. Included in other expense (income), net for the nine months ended September 26, 2004 was $8.8 million of Pinnacle Merger related expenses, consisting primarily of $7.4 million of non-cash equity related compensation expense and $1.4 million of retention benefits payments. Also, a $10.0 million impairment charge and $2.2 million for plant consolidation expense, both related to the closure of our Omaha, Nebraska frozen food facility, were recorded in the nine months ended September 26, 2004. Additionally, restructuring and impairment charges totaling $4.3 million were recorded in the nine months ended September 26, 2004. The restructuring and impairment charges consisted of a $3.0 million impairment charge related to the Chef’s Choice brand including $1.7 million of amortizable intangibles (recipes) and $1.3 million of fixed asset write downs, and a $1.3 million impairment charge related to the Avalon Bay trade name. For the nine months ended September 25, 2005, restructuring and impairment charges totaled $6.1 million and consisted of $3.9 million of costs related to the closure of our Erie, Pennsylvania frozen food facility, a $0.9 million asset impairment charge for the shutdown of a production line at our Mattoon, Illinois facility, and $1.3 million of plant consolidation expense related to the closure of our Omaha, Nebraska frozen food facility, all of which are discussed above under Plant Consolidation. In addition, $3.6 million of amortization expense was incurred in the nine months ended September 25, 2005 compared to $2.2 in the nine months ended September 26, 2004. The increased amortization was primarily related to the amortizable intangible assets acquired in the Aurora Transaction.
Earnings (loss) before interest and taxes. Earnings (loss) before interest and taxes (EBIT) increased $96.1 million to $55.4 million in the nine months ended September 25, 2005 from a loss of ($40.7) million in EBIT in the nine months ended September 26, 2004. This increase resulted from a $42.8 million increase in frozen foods EBIT, a $45.2 million increase in dry foods EBIT, and a $8.1 million decrease in unallocated corporate expenses. The decrease in the unallocated corporate expenses was principally related to $8.8 million of Pinnacle Merger related expenses in the nine months ended September 26, 2004, consisting primarily of $7.4 million of non-cash equity related compensation expense and $1.4 million of retention benefit payments

Frozen foods: Frozen foods EBIT increased by $42.8 million in the nine months ended September 25, 2005 and includes $5.2 million related to the business acquired in the Aurora Transaction. In the first nine months of 2005 we recorded $4.4 million of accelerated depreciation expense related to the closure of the Erie, Pennsylvania frozen food facility and a charge of $5.2 million related to the plant consolidation expense from the closure of the Omaha, Nebraska ($1.3 million) and Erie, Pennsylvania ($3.9 million) frozen foods facilities. Additionally, a $0.9 million asset impairment write down for the shutdown of a production line at our Mattoon, Illinois facility was recorded in the first nine months of 2005. The nine months ended September 26, 2004 include additional costs of $1.2 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Merger. The increase in EBIT also includes the impact of the $6.0 million charge recorded in the nine months ended September 26, 2004 related to post-acquisition sales of inventories written up to fair value at the date of the Aurora Transaction. Additionally, the results for the nine months ended September 26, 2004 included a charge of $10.0 million related to the closure of the Omaha, Nebraska frozen foods facility as well as $7.1 million of accelerated depreciation expense related to the closure of the Omaha facility. Restructuring and impairment charges totaling $6.1 million were also recorded in the nine months ended September 26, 2004. The restructuring and impairment charges consisted of a $1.8 million charge related to the impairment of the Chef’s Choice goodwill, $3.0 million impairment charge related to the Chef’s Choice brand including $1.7 million of amortizable intangibles (recipes) and $1.3 million of fixed asset write downs, and a $1.3 million impairment charge related to the Avalon Bay trade name. Additionally, the corporate overhead expense allocated to frozen foods was $1.1 million higher for the nine months ended September 26, 2004, related to the continued operation of the Aurora headquarters office in St. Louis, which was closed in May 2004. The balance of our frozen foods EBIT increased $16.5 million, resulting from an increase in sales volume offset by increased cost of products sold expense related to the reorganization of our warehousing network, and increased slotting and trade promotion expenses.
Dry foods: Dry foods EBIT increased $45.2 million in the nine months ended September 25, 2005 and includes $9.9 million related to the business acquired in the Aurora Transaction. The increase in EBIT also includes the impact of the $7.2 million charge recorded in the nine months ended September 26, 2004 related to post-acquisition sales of inventories written up to fair value at the date of the Aurora Transaction, which includes $1.8 million in the first quarter and $5.4 million in the second quarter. The nine months ended September 26, 2004 also includes additional cost of products sold of $17.0 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Merger. In addition, $1.7 million of amortization expense was incurred in the nine months ended September 25, 2005 compared to $0.7 in the nine months ended September 26, 2004. The increased amortization was primarily related to the amortizable intangible assets acquired in the Aurora Transaction. The balance of the Dry foods EBIT increased $12.1 million, primarily due to increased sales volume, resulting from additional case volume in our Duncan Hines and pickles product lines. Partially offsetting these increased sales are increases in our cost of products sold expense related to the reorganization of our warehousing network and increased slotting and trade promotion expenses.
Interest expense, net. Interest expense, net was $52.2 million in the nine months ended September 25, 2005 compared to $34.7 million in the nine months ended September 26, 2004. The increase in interest expense, net is partially related to the change in capital structure, which occurred as a result of the Aurora Transaction. In addition, we experienced higher average interest rates on our senior debt as well as mark to market adjustments on our interest rate swaps. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense. During the nine months ended September 25, 2005, we recorded a gain on the interest rate swap contracts totaling $3.3 million. During the nine months ended September 26, 2004, we recorded a gain on the value of the interest rate swaps totaling $5.0 million.
Provision for income taxes. The effective tax rate was 729.2% in the nine months ended September 25, 2005, compared to (5.6%) in the nine months ended September 26, 2004. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the nine month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets. A deferred tax charge was recorded this nine month period for amortization recognized for tax purposes related to indefinite lived intangibles.

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
Statements of cash flows for the nine months ended September 25, 2005
Net cash provided by operating activities was $31.9 million for the nine months ended September 25, 2005, while during the nine months ended September 26, 2004, we used $34.6 million for operating activities. Net cash provided by operating activities during the nine months ended September 25, 2005 was principally the result $34.8 million in net earnings excluding non-cash items, which was offset by an increase of $2.9 million in working capital accounts. The increase in working capital included a $29.8 million decrease in inventory that was a result of the sell down of the seasonal build from December 2004. The cash provided by the reduction in inventory levels was offset by a $24.8 million decrease in accounts payable. In the nine months ended September 26, 2004, net cash used in operations was driven by a $21.3 million net loss excluding non-cash items and a $13.3 million increase in working capital, principally related to an increase in accounts receivable. In addition, we used $30.7 million to build inventory levels which were offset with a $31.6 million increase higher accounts payable.
Net cash used in investing activities was $19.6 million and $695.1 million for the nine months ended September 25, 2005 and September 26, 2004, respectively. Net cash used in investing activities during the nine months ended September 25, 2005 includes $21.8 million for capital expenditures less $1.6 million received from the settlement of the working capital adjustment from the Pinnacle Merger as well as $0.6 million related to the sale of idle equipment from our Omaha facility. Net cash used in investing activities during the nine months ended September 26, 2004 includes activities related to the Aurora Transaction, mainly consideration paid of $663.8 million and transaction costs of $17.0 million. Additionally, during the nine months ended September 26, 2004, we paid $11.9 million for capital expenditures as well as $1.9 million to reacquire an exclusive license to distribute Duncan Hines products in Canada.
Net cash used by financing activities was $13.9 million for the nine months ended September 25, 2005. The usage was driven primarily by the prepayment of $20 million and the scheduled quarterly payments of $4.1 million related to our senior term loan credit facility. The payments against our senior term loan credit facility were offset by an increase in bank overdrafts of $9.5 million and borrowings of short term notes payable totaling $0.9 million (net). Net cash provided by financing activities was $724.6 million during the nine months ended September 26, 2004, which was primarily related to the Aurora Transaction and included $425.0 million in proceeds from the senior credit facility, $201.0 million in senior subordinated note proceeds, and $95.3 million in equity contributions. Additionally, we borrowed $16.0 million (net) under our revolving credit facility. The proceeds were offset by $16.9 million in debt acquisition costs.
The net of all activities resulted in a decrease in cash of $1.6 million and $5.0 million during the nine months ended September 25, 2005 and September 26, 2004, respectively.

Debt
In November 2003, we entered into a $675.0 million credit agreement with JPMorgan Chase Bank (a related party of JPMP) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Transaction. The term loan matures November 25, 2010. The senior secured credit facility also provides for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Transaction. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolver as of September 25, 2005 and December 26, 2004.
There was no related party debt outstanding as of September 25, 2005 and December 26, 2004.
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
A commitment fee of 0.50% per annum applies to the unused portion of the revolving loan facility and 1.25% per annum applied to the delayed-draw term loan until it became available for the Aurora Transaction. For the three and nine months ended September 25, 2005, the weighted average interest rate on the term loan was 6.7394% and 6.2603%, respectively. For the nine months ended September 25, 2005, the weighted average interest rate on the revolving credit facility was 6.2530%. There were no borrowings under the revolving credit facility during the three months ended September 25, 2005. As of September 25, 2005, the Eurodollar interest rate on the term loan facility was 6.7521% and the commitment fee on the undrawn revolving credit facility was 0.50%. For the three and nine months ended September 26, 2004, the weighted average interest rate on the term loan was 4.2593% and 4.1767%, respectively. For the three and nine months ended September 26, 2004, the weighted average interest rate on the revolving credit facility was 4.6822% and 4.2974%, respectively. As of September 26, 2004, the Eurodollar interest rate on the term loan facility was 4.2594% and the commitment fee on the undrawn revolving credit facility was 0.50%.
In September 2005, we prepaid $20 million of the term loan facility. Due to the prepayment, the next scheduled installment payable will be in March 2009. The revolving credit facility terminates on November 25, 2009. The aggregate maturities of the term loan outstanding as of September 25, 2005 are $3.2 million in 2009 and $515.0 million thereafter.
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

We pay a commission on the face amount of all outstanding letters of credit drawn under the senior secured credit facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. We also pay a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities cannot exceed $40.0 million. As of September 25, 2005 and December 26, 2004, there were no outstanding borrowings under the revolving credit facility and we had utilized $12.7 million and $15.7 million, respectively, for letters of credit. Of the $130.0 million revolving credit facility available, as of September 25, 2005 and December 26, 2004, we had an unused balance of $117.3 million and $114.3 million, respectively, available for future borrowings and letters of credit, of which a maximum of $27.3 million and $24.3 million, respectively, may be used for letters of credit.
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
The notes include a provision that the Company would file with the SEC on or prior to August 21, 2004 a registration statement relating to an offer to exchange the notes for an issue of SEC-registered notes with terms identical to the notes and use its reasonable best effort to cause such registration statement to become effective on or prior to October 20, 2004 and the exchange offer to be completed by November 19, 2004. Since the exchange offer was not completed before November 19, 2004, the annual interest rate borne by the notes increased by 1.0% per annum until the exchange offer was completed, which occurred on February 2, 2005. As of this date, the Company was no longer paying the additional interest.

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
As of September 25, 2005, the Company was in compliance with the amended and added covenants as listed above.
Based on current estimates, we believe that the Company will meet the financial targets set forth in the bank amendment and, as such, will maintain compliance with debt covenant requirements for at least the next 12 months.
In addition to the debt instruments discussed above, we entered into a short term notes payable agreement during the second quarter of 2005 for the financing of our annual insurance premiums. As of September 25, 2005, the balance of the notes payable totaled $0.9 million.

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
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has completed its evaluation of the impact of adopting this statement and it did not have any effect on its financial statements.
In March 2005, the FASB issued FIN 47 “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. The company is in the process of evaluating the impact of FIN 47.
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

As the start of the current year, we are party to four interest rate swap agreements with counterparties, including JP Morgan Chase Bank (a related party) that effectively changes the floating rate payments on our Senior Secured Credit Facility into fixed rate payments. The first swap agreement became effective April 26, 2004, terminated December 31, 2004 and had a notional amount of $545.0 million; the second swap agreement commenced January 4, 2005, terminates on January 3, 2006 and has a notional amount of $450.0 million; the third swap agreement commences January 3, 2006, terminates on January 2, 2007 and has a notional amount of $100.0 million, and the fourth swap agreement commences on January 3, 2006, terminates on January 2, 2007 and has a notional amount of $250.0 million. Interest payments determined under each swap agreement are based on these notional amounts, which match or were expected to match the Company’s outstanding borrowings under the Senior Secured Credit Facility during the periods that each interest rate swap is outstanding. Floating interest rate payments to be received under each swap are based on U.S. Dollar LIBOR, which is the same basis for determining the floating rate payments on the Senior Secured Credit Facility. The fixed interest rate payments that the Company will pay under the swap agreements are determined using the following approximate fixed interest rates: 1.39% for the swap terminated on December 31, 2004; 2.25% for the swap terminating January 1, 2006; and 3.75% for two swaps terminating January 2, 2007.
These swaps were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of September 25, 2005 and December 26, 2004, the fair value of the interest rate swaps was a gain of $5.5 million and $3.8 million, respectively. At September 25, 2005, $3.5 million was recorded in Other current assets and $2.0 million was recorded in Other assets, net in the Consolidated Balance Sheet. Of the amount at December 26, 2004, $0.2 million is recorded in Other current assets, while $3.6 million was recorded in Other assets, net in the Consolidated Balance Sheet. During the three and nine months ended September 25, 2005, we realized in cash a gain on the interest rate swaps of $0.9 million and $1.5 million, respectively, which is recorded as a decrease to interest expense. Additionally, we recognized a non-cash gain during the three and nine months ended September 25, 2005 totaling $0.9 million and $1.8 million. The non cash gains and losses are recognized as an adjustment to interest expense in the Consolidated Statement of Operations.
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
As of September 25, 2005 and December 26, 2004, the fair value of the remaining natural gas swap transactions was a gain of $0.6 million and $0.1 million, respectively, which is recorded in Other current assets. During the three and nine months ended September 25, 2005, we realized in cash a gain of $0.3 million and $0.3 million, respectively, on the natural gas swaps, which is recorded as an increase to cost of products sold. Additionally, we recognized non-cash gains during the three and nine months ended September 25, 2005 totaling $0.3 million and $0.5 million, respectively. The non-cash gains and losses are recognized as an adjustment to cost of products sold in the Consolidated Statement of Operations.
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
As of September 25, 2005, the fair value of the remaining foreign exchange swaps was a loss of $0.2 million, which is recorded in Accrued liabilities in the Consolidated Balance Sheet. For the three and nine months ended September 25, 2005, we realized in cash a loss of less than $0.1 million and a gain of $0.1 million, respectively, on the foreign exchange swaps, which is recorded as a reduction to cost of products sold. Additionally, we recognized non-cash losses during the three and nine months ended September 25, 2005 totaling $0.4 million and $0.2 million, respectively. The non-cash gains and losses are recognized as an adjustment to cost of products sold in the Consolidated Statement of Operations.
We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. The contract value of the outstanding standby letter of credit as of September 25, 2005 was $9.6 million, which approximates fair value. As of September 25, 2005, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $3.1 million, which approximates fair value.

We are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A” rated by Moody’s and Standard & Poor’s. Accordingly, we do not anticipate non-performance by the counterparties.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The estimated fair value of the Senior Secured Credit Facilities bank debt that is classified as long term debt on the Consolidated Balance Sheet at September 25, 2005, was approximately its carrying value.
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
As of September 25, 2005 and December 26, 2004, the fair value of the remaining natural gas swap transactions was a gain of $0.6 million and $0.1 million, respectively, which is recorded in Other current assets. During the three and nine months ended September 25, 2005, we realized in cash a gain of $0.3 million and $0.3 million, respectively, on the natural gas swaps, which is recorded as an increase to cost of products sold. Additionally, we recognized non-cash gains during the three and nine months ended September 25, 2005 totaling $0.3 million and $0.5 million, respectively. The non-cash gains and losses are recognized as an adjustment to cost of products sold in the Consolidated Statement of Operations.
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

ITEM 4: CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-14 of the Securities Exchange Act of 1934 as of September 25, 2005. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective to accomplish their objectives.
In addition, there was no change in our internal control over financial reporting or in other factors that occurred during the quarter ended September 25, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
PFGI’s Fleming bankruptcy claim
PFGI, on or about April 1, 2003, filed a reclamation claim against Fleming, a customer, in Flemings’ bankruptcy proceeding pending in the United States Bankruptcy Court for the District of Delaware in the amount of $964,000. Fleming has claimed that the products in controversy had been commingled with other products and that the value of PFGI’s claim is $0. Additionally, on or about January 31, 2004, Fleming identified alleged preferential transfers to PFGI of up to $6,493,000, of which Fleming has alleged $5,014,000 are, or may be, eligible for protection as “new value.” Fleming additionally alleged that some, if not all, of the alleged PFGI preferential transfers may qualify as “ordinary course of business” transactions. Fleming has also made claims regarding payments it describes as overpayment, unjust enrichment due to allegedly excess wire transfers and payments and debts arising out of military sales. We have been advised that similar allegations have been made by Fleming in many, if not all, of the other pending reclamation claims filed against Fleming. We are currently in the process of analyzing the claims. Our attorneys have been in contact with counsel for Aurora and counsel for Fleming and all parties have expressed agreement that the most expedient manner to resolve the Aurora and Fleming claims would be to do so in the Fleming bankruptcy case under the terms of Fleming’s plan, once confirmed. Stipulations to this effect have been signed by all parties. We believe that resolution of such matters will not result in a material impact on our financial condition, results of operations or cash flows.
Aurora’s Fleming bankruptcy claim
Aurora, on or about March 31, 2003, filed a reclamation claim against Fleming, a customer, in Fleming’s bankruptcy proceeding pending in the United States Bankruptcy Court for the District of Delaware in the amount of $595,000. Fleming has claimed that the products in controversy had been commingled with other products and that the value of Aurora’s claim is $299,000. Additionally, on or about February 2, 2004, Fleming identified alleged preferential transfers to Aurora of up to $5,942,000, of which Fleming has alleged $3,293,000 are, or may be, eligible for protection as “new value.” Fleming additionally alleged that some, if not all, of the alleged Aurora preferential transfers may qualify as “ordinary course of business” transactions. Fleming has also made claims regarding payments it describes as overpayment, unjust enrichment due to allegedly excess wire transfers and payments and debts arising out of military sales. We have been advised that similar allegations have been made by Fleming in many, if not all, of the other pending reclamation claims filed against Fleming. We are currently in the process of analyzing the claims. Our attorneys have been in contact with counsel for Aurora and counsel for Fleming and all parties have expressed agreement that the most expedient manner to resolve the Aurora and Fleming claims would be to do so in the Fleming bankruptcy case under the terms of Fleming’s plan, once confirmed. Stipulations to this effect have been signed by all parties. We believe that resolution of such matters will not result in a material impact on our financial condition, results of operations or cash flows.
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
On August 30, 2004, an Interim Consent Order signed by all parties was signed and entered by the Judge in the case whereby, in addition to a number of actions required of the City, the Company agreed to provide monthly discharge monitoring reports to the Illinois Environmental Protection Agency for six (6) months and was allowed to continue discharging effluent to the City of St. Elmo. In September 2004, the Company met with representatives from the State of Illinois Environmental Protection Agency and the State Attorney General’s Office and separately with the City of St. Elmo to inform them that the Company intended to install a pre-treatment system at its St. Elmo facility during the fourth quarter of 2004 and first quarter of 2005. The State issued the construction and operating permits to the Company and construction of the pre-treatment system has been completed. Testing has been completed and the system is fully operational.
We continue to discharge our effluent to the City. We would vigorously defend any future effort to prevent us from discharging our industrial wastewater to the City. Although we believe we will be able to resolve this matter favorably, an adverse resolution may have a material impact on our financial position, results of operation, or cash flows.
Underweight Products
In July 2004, it came to our attention that certain products produced in one of the former Aurora plants have not met some state weight requirements. While we are in the process of investigating the scope of this issue, we have revised the operating procedures of the plant such that products produced there will comply with state product weight requirements. As a result of these weight issues, we voluntarily initiated return procedures for the product in the locations involved and also disposed of certain inventory held by us. We have recorded a charge related to the returns and inventory of $3.4 million and $1.2 million in the fiscal year ended July 31, 2004 and the transition year ended December 26, 2004, respectively. As a result of these underweight products, we received a letter from the State of California, County of Santa Barbara, requesting that we meet with it to discuss this issue and the remedial actions taken by us. A meeting was held with the involved California officials on December 8, 2004 at which time the issues and corrective steps taken by us were presented and discussed. While we believe we have taken appropriate remedial steps, it is probable that fines and penalties will be imposed. The State of California has recently responded with its acknowledgment of our cooperation with the investigation and prompt reaction to and correction of the issue, and proposed a settlement amount which we are negotiating with the State of California. In March 2005, we reserved $695,000 based upon the State of California’s settlement proposal. In a September 2005 meeting with State representatives, we negotiated the amount of the penalty and costs down to $509,000 and subsequently adjusted the accrued liability. We continue to negotiate the terms of payment and the final settlement language. We will continue to vigorously defend our actions to date since taking control of the Aurora. We believe that resolution of such matters will not result in a material impact on our financial condition, results of operations or cash flows.

American Cold Storage – North America, L.P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.
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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
Pinnacle Foods Group Inc.

By:	/s/ N. MICHAEL DION
Name:	N. Michael Dion
Title:	Executive Vice President and Chief Financial Officer,
(acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer)
Date:	November 8, 2005