Form 10-K
period 2005-12-25
PINNACLE FOODS GROUP INC
filed 2006-03-27
CIK 1288137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-118390

Pinnacle Foods Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3303521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Executive Campus, Suite 100 Cherry Hill, New Jersey	08002
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 969-7100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

Not applicable.

As of March 24, 2006, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

Documents incorporated by reference

None

FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this annual report on Form 10-K, the words “estimates,” “expects,” “contemplates”, “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materiality from what is expressed in or indicated by the forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this annual report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth below under “Item 1A. Risk Factors,” other matters discussed from time to time in subsequent filings with the Securities and Exchange Commission, and the following risks, uncertainties and factors:

•	general economic and business conditions;

•	industry trends;

•	changes in our leverage;

•	interest rate changes;

•	changes in our ownership structure;

•	competition;

•	the loss of any of our major customers or suppliers;

•	changes in demand for our products;

•	changes in distribution channels or competitive conditions in the markets where we operate;

•	costs and timeliness of integrating future acquisitions;

•	loss of our intellectual property rights;

•	fluctuations in price and supply of raw materials;

•	seasonality;

•	our reliance on co-packers to meet our manufacturing needs;

•	availability of qualified personnel; and

•	changes in the cost of compliance with laws and regulations, including environmental laws and regulations.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements in this Form 10-K apply only as of the date of this annual report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this annual report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

EXPLANATORY NOTE

In this annual report, “PFGI,” the “Company,” “we,” “us” and “our” refers to Pinnacle Foods Group Inc., a Delaware corporation, and its subsidiaries on a consolidated basis. “PFHC” refers to Pinnacle Foods Holding Corporation, a Delaware corporation, and its subsidiaries on a consolidated basis prior to the consummation of the Aurora Merger (as defined herein) and “Pinnacle” refers to Pinnacle Foods Corporation, a Delaware corporation and a wholly-owned subsidiary of PFGI. “Aurora” refers to Aurora Foods Inc., a Delaware corporation, and its subsidiary on a consolidated basis prior to the consummation of the Aurora Merger (as defined herein).

PART I

In December 2004, the Board of Directors approved a change to PFGI’s fiscal year end from July 31 to the last Sunday in December. In view of this change, this Form 10-K includes financial information for the year ended December 25, 2005, the 21 weeks ended December 26, 2004, which we refer to as the “transition tear” throughout this report, and for the years ended July 31, 2004 and 2003. We identify each fiscal year for PFGI in this annual report according to the calendar year in which such fiscal year ends. For example, we refer to the fiscal year ended December 25, 2005, as “fiscal 2005”, and the fiscal years ended July 31, 2004 and 2003 as “fiscal 2004” and “fiscal 2003”, respectively.

ITEM 1. BUSINESS

GENERAL INFORMATION

We are a leading manufacturer and marketer of high-quality, branded convenience food products. Our products and operations are managed and reported in two operating segments: frozen foods and dry foods. The frozen foods segment consists primarily of Hungry Man and Swanson frozen dinners and entrees; Van de Kamp’s and Mrs. Paul’s frozen seafood; Aunt Jemima frozen breakfasts and Lender’s bagels. The dry foods segment consists primarily of Vlasic pickles, peppers and relish; Duncan Hines baking mixes and frostings and Mrs. Butterworth’s and Log Cabin syrups and pancake mixes. Our major brands hold leading market positions in their respective retail markets and enjoy high consumer awareness. Through our managed broker network, our products reach all traditional classes of trade, including grocery wholesalers and distributors, grocery stores and supermarkets, convenience stores, mass and drug merchandisers and warehouse clubs. The address of our website is www.pinnaclefoodscorp.com.

On March 1, 2006, we acquired substantially all of The Dial Corporation’s assets relating to its Armour food products division. In consideration for the acquisition, we paid Dial an aggregate amount of $183 million in cash (subject to certain post-closing adjustments) and assumed certain liabilities relating to the business acquired, including liabilities relating to certain contracts. Dial’s food products business is a leading player in the canned meat category with the majority of its sales under the “Armour” brand name. Armour maintains the leading market position in the Vienna sausage, potted meat, and sliced beef categories. The business also includes meat spreads, chili, luncheon meat, corned and roast beef hash, beef stew, and lunch buckets. For more information regarding this acquisition, see the Company’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2006.

Throughout this Form 10-K, we use a combination of customized (assembled at our request) Information Resources, Inc. (“IRI”) data and IRI syndicated databases. Unless we indicate otherwise, retail sales, market share, category and other industry data used throughout this Form 10-K for the seafood, baking, bagels and syrup categories and segments are IRI data for the 52-week period ended December 25, 2005. For the pickles, barbeque sauce, frozen dinners, and frozen breakfast categories, the IRI data is for the 52-week period ended December 18, 2005. These data include retail sales in supermarkets with at least $2 million in total annual sales but exclude sales in mass merchandiser, club, drug, convenience or dollar stores. Retail sales are dollar sales estimated by IRI and represent the value of units sold through supermarket cash registers for the relevant period. We view the frozen dinners and entrees category as consisting of single-serve full-calorie dinners and entrees and single-serve healthy dinners and entrees. We view the baking mixes and frostings category as consisting of the following segments: layer cakes, brownies, ready-to-serve frostings, muffins, cookie mix, bars, frosting mix, quick bread, snack kits and special baking mixes. We view the frozen breakfast category as consisting of breakfast entrees, waffles, pancakes and French toast. We view the prepared seafood segment as consisting of the prepared fin, prepared non-fin without shrimp and prepared shrimp sub-segments. References to the bagel category are to scannable bagels, consisting of the frozen, refrigerated and shelf-stable segments. We view syrup and frozen pizza as distinct categories. When we refer to the core market of our Open Pit brand of barbecue sauce, such core market consists of the major metropolitan areas surveyed by IRI in Illinois, Michigan, Ohio, western Pennsylvania and Wisconsin. Unless we indicate otherwise, all references to percent changes reflect the comparison to the same period in the prior year.

Although we believe that this information is reliable, we cannot guarantee its accuracy and completeness, nor have we independently verified it. Where we so indicate, we obtain certain other market share and industry data from internal company surveys and management estimates based on these surveys and on our management’s knowledge of the industry. While we believe such internal company surveys and management estimates are reliable, no independent sources have verified such surveys and estimates. Although we are not aware of any misstatements regarding the industry data that we present in this Form 10-K, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Disclosure regarding forward-looking statements” and “Item 1A. Risk Factors.”

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

Frozen foods

Frozen dinners and entrees. The frozen dinners and entrees category had $3.7 billion in retail sales, an increase of 1.9%. Through our Hungry-Man and Swanson Dinners brands, we compete in the $2.2 billion single-serve, full-calorie dinners and entrees segment of this category, which has increased 0.6%.

Frozen prepared seafood. The frozen prepared seafood category consists of “fin products,” such as pollock and salmon, and “non-fin products,” primarily shrimp. This category had approximately $575 million in retail sales. The frozen prepared seafood category decreased by 0.6%. Our Mrs. Paul’s and Van de Kamp’s brands compete in the frozen prepared seafood category.

Frozen breakfast. The frozen breakfast category consists of the frozen waffles, pancakes, French toast and breakfast entrees segments. This category had $1.1 billion in retail sales, an increase of 2.7% over the prior year period, driven primarily by an increased focus on new product innovation and new entrants to the category. Through our Aunt Jemima brand, we compete in all four segments.

Bagels. The scannable bagel category consists of the frozen bagels, refrigerated bagels and fresh bagels segments, comprising 10.1%, 9.9% and 80.0% of the category, respectively. The scannable bagel category had retail sales of $552 million, a decline of 0.3%. Our Lender’s brand competes in all three segments. Frozen and refrigerated bagel market sales have declined 8.2% and 10.3%, respectively, while the fresh bagel market sales have increased 2.3%. The decline in frozen and refrigerated bagel sales is driven by consumers replacing frozen bagel purchases with purchases of fresh bagels and other, more innovative frozen breakfast products. As a result, retailers have reduced shelf space and distribution for frozen bagels, further contributing to the decline in the frozen bagel segment.

Dry foods

Baking mixes and frostings. The baking mixes and frostings category, which has historically exhibited stable consumption, had approximately $1.3 billion in retail sales, a decrease of 3.2% over the prior year period. The baking mixes and frostings category primarily consists of the following five key product segments, with the corresponding retail sales volume percentages: cake mix (24.7%), ready-to-serve frostings (19.3%), brownie mix (16.9%), muffin mix (15.6%) and cookie mix (4.5%). Our Duncan Hines brand competes in all five of these segments. The remaining 19.0% of the retail sales volume is in small product segments such as dessert mixes, quick breads and specialty mixes.

Pickles, peppers and relish. The pickles, peppers and relish category is large and stable, with approximately $1 billion of retail sales in each of the past five years. Shelf-stable pickles is the largest segment of the category, with $485 million in retail sales, followed by peppers ($278 million), refrigerated pickles ($128 million) and relish ($113 million). Of retail shelf-stable pickle segment sales, approximately 72% represents sales of branded pickles, and the remaining 28% represents sales of private label pickles. Our Vlasic brand competes in all four segments. We believe that the pickles, peppers and relish category will continue to demonstrate a relatively stable level of retail sales.

Syrup. The syrup category had $479 million in retail sales, which represents a decline of approximately 2.7%. The syrup category consists of four major brands—Aunt Jemima, Mrs. Butterworth’s (PFGI brand), Log Cabin (PFGI brand) and Eggo—as well as numerous private label and regional brands. Market share is driven largely by pricing, as the syrup consumer is extremely price sensitive. Of retail syrup category sales, approximately 78.4% represents sales of branded syrup, and the remaining 21.6% represents sales of private label syrup.

OUR PRODUCTS

Our product portfolio consists of a diverse mix of product lines and leading well-recognized brands. Our major brands hold leading market positions in their respective retail markets and enjoy high consumer awareness. Through our managed broker network, our products reach all traditional classes of trade, including grocery wholesalers and distributors, grocery stores and supermarkets, convenience stores, mass and drug merchandisers and warehouse clubs. We also distribute most of our products through foodservice and private label channels.

Frozen foods

Frozen dinners and entrees. Our frozen dinners and entrees product line consists primarily of products sold in the United States and Canada under the Hungry-Man and Swanson brands. As a complement to our major brands (Hungry-Man and Swanson Dinners), our frozen dinner offerings also include Swanson Pot Pies and Swanson Hearty Bowls, both of which are sold in Canada. The Swanson brand enjoys a strong heritage, dating back over 50 years to its introduction of The Original TV Dinner in 1953. Our Hungry-Man and Swanson Dinners brands collectively represent the third-largest brand in the $2.2 billion single-serve, full-calorie dinners and entrees segment of the frozen dinners and entrees category.

Frozen prepared seafood. Our frozen prepared seafood product line, marketed primarily under the Van de Kamp’s and Mrs. Paul’s brands, includes breaded and battered fish sticks and fish fillets, “healthy” breaded fish, grilled fish fillets, breaded shrimp, shrimp bowls and specialty seafood items, such as crab cakes and clam strips. The Van de Kamp’s and Mrs. Paul’s brands hold the number two (13.9%) and the number three (9.4%) market share positions among the branded products, respectively, of the $575 million frozen prepared seafood category. The Van de Kamp’s brand dates back to 1915 and the Mrs. Paul’s franchise began in the mid-1940s.

Frozen breakfast. Our breakfast product line consists of waffles, pancakes, French toast and breakfast entrees marketed under the Aunt Jemima brand. The Aunt Jemima brand was established over a century ago and, with a 13.6% share, is currently the number three brand in the $1.1 billion frozen breakfast category.

Bagels. Our bagel product line consists primarily of Lender’s packaged bagels, which we distribute among all scannable sections of the grocery store (i.e., the frozen, refrigerated and the fresh bread aisles). Founded in 1927, Lender’s ranks number two in scannable bagels, with a 15.3% share of the $552 million scannable bagel category. Our Lender’s bagels are offered in a variety of styles, including Lender’s Original and New York Style Frozen Bagels, Lender’s refrigerated and Lender’s fresh bagels.

Other frozen foods. We market frozen pizza under the Celeste brand, which dates back to the 1930s. Celeste is positioned as a homemade, authentic Italian meal at an affordable price. We had previously sold skillet meals, which are complete entrees in a single package that can be cooked in a skillet in less than fifteen minutes, under the Chef’s Choice brand. The Chef’s Choice brand, which was sold primarily to one customer, was discontinued in the fourth quarter of 2004.

Dry foods

Baking mixes and frostings. Our baking mixes and frostings product line consists primarily of Duncan Hines cake mixes, ready-to-serve frostings, brownie mixes, muffin mixes and cookie mixes. Duncan Hines is a national premium brand that was introduced in 1956 and, with a 19.4% share, is the number two brand in the $1.3 billion baking mixes and frostings category. We position Duncan Hines as a national premium brand that appeals to the consumer who wants a “quality, good as homemade” baking product. All Duncan Hines products are produced by contract manufacturers.

Pickles, peppers and relish. Our pickle, pepper and relish product lines consist primarily of pickle, pepper and relish products sold nationally under our Vlasic brand (96% of branded sales) and pickles sold regionally under the Milwaukee’s and Wiejske Wyroby brands (4% of branded sales). Our Vlasic brand was introduced over 60 years ago, and we believe that the Vlasic brand, together with our trademark Vlasic stork, enjoy strong consumer awareness. Vlasic, with a 31.2% share (nearly twice that of its nearest branded competitor), is the leading and only national brand in the $485 million shelf-stable pickle segment of the $1.0 billion pickles, peppers and relish category.

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

Syrups and pancake mixes. Our syrup and pancake mixes product line consists primarily of products marketed under our Log Cabin and Mrs. Butterworth’s brands. Our syrup line consists of original, lite and sugar-free varieties. Log Cabin was introduced in 1888 and is the only national branded syrup that contains real maple syrup. Mrs. Butterworth’s was introduced in 1962 and, with its distinctive grandmother-shaped bottle, appeals to families with children. In the $479 million table-syrup category, Log Cabin and Mrs. Butterworth’s hold the number two (9.5%) and number three (9.4%) market share positions, respectively. We also sell pancake mix under the Mrs. Butterworth’s brand.

Other dry foods. We market a complete line of barbeque sauce products under our Open Pit brand, which was introduced in 1955. We sell this product line primarily to retail customers in core Midwest markets where we have the number two position with 20.3% market share.

HISTORY

On May 22, 2001, Pinnacle acquired certain assets and assumed certain liabilities of the North American business of Vlasic Foods International Inc. (“VFI”). The North American business consisted of the Swanson frozen food, Vlasic pickles, peppers and relish and Open Pit barbecue sauce businesses. PFHC and Pinnacle were each incorporated on March 29, 2001, but had no operations until the acquisition of the North American business of VFI. The financial data for the ten weeks ended July 31, 2001, include the results of operations from May 23, 2001 through July 31, 2001. PFGI derived the summary financial data for the 42 weeks ended May 22, 2001, from the audited statement of operations of the frozen foods and condiments businesses of VFI, PFHC’s predecessor.

On August 8, 2003, Crunch Holding Corp., a Delaware corporation indirectly owned by J.P. Morgan Partners, LLC (or one or more of its affiliates, as appropriate, “JPMP”), J.W. Childs Associates, L.P. (or one or more of its affiliates, as appropriate, “JWC”) and CDM Investor Group LLC (“CDM Investor Group LLC” and, together with JPMP and JWC, the “Sponsors”) entered into a definitive purchase agreement to acquire PFHC. The Pinnacle Transaction (as defined below) was consummated on November 25, 2003. As of the closing date of the Pinnacle Transaction, the Sponsors indirectly owned 100% of the issued and outstanding stock of PFHC. The transaction, the financing thereof and the other related transactions are collectively referred to in this annual report on Form 10-K for convenience as the “Pinnacle Transaction.”

On November 25, 2003, Aurora entered into a definitive agreement (as amended on January 8, 2004, the “Merger Agreement”) with Crunch Equity Holding, LLC (“LLC”). The definitive agreement provided for a comprehensive restructuring transaction in which PFHC was merged with and into Aurora, with Aurora surviving the merger, following the filing and confirmation of a pre-negotiated bankruptcy reorganization case with respect to Aurora under Chapter 11 of the U.S. Bankruptcy Code. On December 8, 2003, Aurora and its subsidiary, Sea Coast Foods, Inc., filed their petitions for reorganization with the Bankruptcy Court. On February 20, 2004, the First Amended Joint Reorganization Plan of Aurora Foods Inc. and Sea Coast Foods, Inc., as modified, dated February 17, 2004, was confirmed by order of the Bankruptcy Court. We collectively refer to the restructuring, the financing thereof and the other related transactions as the “Aurora Merger.” This restructuring transaction was completed on March 19, 2004 and the surviving company was renamed Pinnacle Foods Group Inc.

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

We sell a majority of our products in the United States through a single national broker with whom we have a long term working relationship. In Canada, we use two brokers to distribute the majority of our products. We employ other brokers for the foodservice, military, club and convenience channels. We manage our brokers through our company employees in regional sales offices located in Arkansas and Ontario, Canada. Through this managed broker network, our products reach all traditional classes of trade including grocery wholesalers and distributors, grocery stores and supermarkets, convenience stores, mass and drug merchandisers and warehouse clubs.

Due to the different demands of distribution for frozen, refrigerated and shelf-stable products, we maintain separate distribution systems. Our frozen product warehouse and distribution network consists of 23 locations. Frozen products are distributed by means of three owned and operated warehouses at our Fayetteville, Arkansas, Mattoon, Illinois, and Jackson, Tennessee plants. In addition, we utilize five distribution centers and six consignment distribution centers in the United States and two distribution centers in Canada, all of which are owned and operated by third-party logistics providers. We currently ship frozen products from two specialty locations which provide special packaging and from two co-packers of finished goods. We also maintain inventory in three overflow warehouses. Vlasic refrigerated pickles are distributed directly from cold storage warehouses at our pickle manufacturing facilities. Our dry product warehouse and distribution network consists of 14 locations. Dry foods products are distributed through a system of eight distribution sites in the United States that include two warehouses that are owned and operated by us in Millsboro, Delaware and St. Elmo, Illinois, and six other locations which are owned and operated by third-party logistics providers. We also distribute dry products from one leased distribution center in Canada and maintain a total of five overflow warehouses for dry products. In each third-party operated location, the provider receives, handles, and stores product. Our distribution system uses a combination of common carrier trucking and inter-modal rail transport. We believe that the sales and distribution network is scalable and has the capacity to support substantial increases in volume.

INGREDIENTS AND PACKAGING

We believe that the ingredients and packaging used to produce our products are readily available through multiple sources. PFGI’s ingredients typically account for approximately 43% of our cost of products sold, and primarily include cucumbers, chicken, beef, turkey, corn syrup, flour, sugar, fish, shrimp, eggs, cheese, vegetable oils and shortening. PFGI’s packaging costs, primarily for glass jars, plastic trays, corrugated fiberboard and plastic packaging materials, typically account for approximately 16% of our cost of products sold.

RESEARCH AND DEVELOPMENT

Our Product Development and Technical Services team currently consists of 28 full-time employees focused on product-quality improvements, product creation, package development, regulatory compliance, quality assurance and tracking consumer feedback. For fiscal 2005, the transition year, fiscal 2004 and 2003, PFGI’s research and development expenditures totaled $3.6 million, $1.5 million, $3.3 million and $3.0 million, respectively.

CUSTOMERS

Sales of PFGI’s products to Wal-Mart and its affiliates approximated 21%, 18%, 18% and 17% of PFGI’s consolidated net sales in fiscal 2005, the transition year, fiscal 2004 and 2003, respectively. PFGI’s top ten customers accounted for approximately 56%, 53% and 50% of PFGI’s net sales in fiscal 2005, the transition year and fiscal 2004, respectively. We believe that our concentration of business with our largest customers is representative of the food industry. The loss of our largest customer would have a significant impact on our business. The specific timing of significant customers’ merchandising activities for our products can impact quarterly sales and operating results when making year-to-year comparisons.

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

During fiscal 2005, the transition year and fiscal 2004 our most significant competitors for our products were as follows:

PFGI Products	Competitor
• Frozen dinner products	Nestle, ConAgra and Heinz,

• Pickles and peppers products	Claussen, B&G Foods, Inc., and Mt. Olive.

• Baking products	General Mills and J.M. Smucker Co.,

• Syrup products	The Quaker Oats Company and Kellogg’s,

• Seafood products	Gorton’s,

• Frozen breakfast products	Kellogg’s and General Mills

• Bagel products	Weston and Sara Lee.

TRADEMARKS AND PATENTS

We own a number of registered trademarks in the United States, Canada and other countries, including All Day Breakfast®, American Recipes®, Candy Factory®, Casa Brava®, Casa Regina®, Celeste®, Country Kitchen®, Duncan Hines®, Food That’s In Fashion®, Fun Frosters®, Grabwich®, Great Starts®, Grill Classics®, Hearty Bowls®, Hearty Hero®, Hungry-Man®, Hungry-Man Sports Grill®, Hungry-Man Steakhouse®, It’s Good to be Full®, Lender’s®, Log Cabin®, Milwaukee’s®, Mrs. Butterworth’s®, Mrs. Paul’s®, Only Mrs. Paul’s®, Open Pit®, Snack’mms®, Stackers®, Steakhouse Mix®, Syrup Dunk’ers ®, The Original TV Dinner®, That’s The Best Pickle I Ever Heard ®, Van de Kamp’s®, Vlasic®, and Wiejske Wyroby ®. Registration is pending on the following trademarks: Carb-Meter™, Magic Mimi’s™, Ovals™, Relishmixers™, and Signature Desserts™. We protect our trademarks by obtaining registrations where appropriate and opposing any infringement in key markets. We also own a design trademark in the United States, Canada and other countries on the Vlasic stork.

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

We consider our intellectual property rights to be among our most valuable assets. The loss of these licenses could have a material adverse effect on our business.

Although we own a number of patents covering manufacturing processes, we do not believe that our business depends on any of these patents to a material extent.

EMPLOYEES

As of December 25, 2005, we employed approximately 2,700 people. As of December 25, 2005, approximately 45% of our employees were unionized. On March 2, 2006, the union membership at our Millsboro, Delaware facility approved a new three year agreement that will expire in 2009. We consider our employee relations to be generally good.

GOVERNMENTAL, LEGAL AND REGULATORY MATTERS

Food safety and labeling

We are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration. This comprehensive and evolving regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. In addition, the Nutrition Labeling and Education Act of 1990 prescribes the format and content of certain information required to appear on the labels of food products. We are also subject to regulation by certain other governmental agencies, including the U.S. Department of Agriculture.

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

The presence of hazardous materials at our facilities may expose us to potential liabilities associated with the cleanup of contaminated soil and groundwater under federal or state “Superfund” statutes. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), owners and operators of facilities from which there has been a release or threatened release of hazardous materials, together with those who have transported or arranged for the transportation or disposal of those materials, are liable for (i) the costs of responding to and remediating that release and (ii) the restoration of natural resources damaged by any such release. Under CERCLA and similar state statutes, liability for the entire cost of cleaning up the contaminated site can be imposed upon any such party, regardless of the lawfulness of the activities that led to the contamination. We have not incurred, nor do we anticipate incurring, material expenditures made in order to comply with environmental laws or regulations. We are not aware of any environmental liabilities that we would expect to have a material adverse effect on our business.

SEASONALITY

Our sales and cash flows are affected by seasonal cyclicality. Sales of pickles, relishes and barbecue sauces tend to be higher in the spring and summer months and demand for Duncan Hines products tends to be higher around the Easter, Thanksgiving and Christmas holidays. We pack the majority of our pickles during a season extending from May through September and also increase our Duncan Hines inventories at that time in advance of the selling season. As a result, our inventory levels tend to be higher during August, September and October, and thus we require more working capital during these months.

INSURANCE

We maintain general liability and product liability, property, worker’s compensation, director and officer and other insurance in amounts and on terms that we believe are customary for companies similarly situated. In addition, we maintain excess insurance where we reasonably believe it is cost effective.

ADDITIONAL INFORMATION

Additional information pertaining to our businesses, including operating segments, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Related Information” under Item 7 of this Form 10-K and in Note 16 of the Notes to Consolidated Financial Statements, which are included under Item 8 of this Form 10-K.

Our reports on Form 10-K, along with all other reports and amendments, are filed with or furnished to the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our filings are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

There are a wide range of risks and uncertainties that could adversely affect the Company and the Company’s overall financial performance. In addition to the matters discussed elsewhere in this annual report on Form 10-K (including the financial statements and other items filed herewith), the Company believes the more significant of such risks and uncertainties include the following:

We face significant competition in our industry.

The food-products business is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, convenience, price, trade promotion, consumer promotion, brand recognition and loyalty, customer service, advertising and promotion and the ability to identify and satisfy emerging consumer preferences. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them and may have lower fixed costs and be substantially less leveraged than we are. We cannot assure you that we will be able to compete successfully with these companies. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability. See “Item 1—Competition.”

We are vulnerable to fluctuations in the price and supply of food ingredients, packaging materials and freight.

The prices of the food ingredients we use are subject to fluctuations in price attributable to, among other things, changes in crop size and government-sponsored agricultural and livestock programs. The sales prices to our customers are a delivered price. Therefore, pending an increase in our selling price, we have to absorb higher prices for ingredients, packaging materials and freight. Changes in these prices have a corresponding impact on the manufactured and delivered cost of finished products and, as a result, could impact our gross margins. Our ability to pass along cost increases to customers is dependent upon competitive conditions and pricing methodologies employed in the various markets in which we compete. If we are unable to pass along such cost increases, it could cause our operating results to be reduced.

In our pickle business we rely primarily on cucumbers and, along with our frozen dinners and entrees business to a lesser extent, other produce supplied by third-party growers. We also use significant quantities of corn syrup, flour, sugar, fish, poultry, beef, shrimp, eggs, cheese, vegetable oils, shortening and other agricultural products as well as corrugated fiberboard and plastic packaging materials provided by third-party suppliers. We buy from a variety of producers and manufacturers, and alternate sources of supply are readily available. However, the supply and price are subject to market conditions and are influenced by other factors beyond our control, such as general economic conditions, unanticipated demand, problems in production or distribution, natural disasters, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi.

We generally do not have long-term contracts with our suppliers, and as a result they could increase prices significantly or fail to deliver.

We typically do not rely on long-term arrangements with our suppliers. Our suppliers may implement significant price increases or may not meet our requirements in a timely fashion, if at all. The occurrence of any of the foregoing could increase our costs and disrupt our operations.

If we lose one or more of our major customers, or if any of our major customers experience significant business interruption, our results of operations and our ability to service our indebtedness could be adversely affected.

We are dependent upon a limited number of large customers with substantial purchasing power for a significant percentage of our sales. Sales to Wal-Mart Stores, Inc. represented 21%, 18%, 18%, and 17% of PFGI’s consolidated net sales in fiscal 2005, the transition year, fiscal 2004 and 2003, respectively. We do not have a long-term supply contract with any of our major customers. PFGI’s top ten customers accounted for approximately 56%, 53% and 50% of PFGI’s net sales in fiscal 2005, the transition year and fiscal 2004. The loss of one or more major customers, a material reduction in sales to these customers as a result of competition from other food manufacturers or the occurrence of a significant business interruption at our customers would result in a decrease in our revenues, operating results and earnings and adversely affect our ability to service our indebtedness.

Due to the seasonality of the business, our revenue and operating results may vary quarter to quarter.

Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including seafood, tend to be marginally higher during the winter months, whereas sales of pickles, relishes and barbecue sauces tend to be higher in the spring and summer months and demand for Duncan Hines products tends to be higher around the Easter, Thanksgiving and Christmas holidays. We pack the majority of our pickles during a season extending from May through September and also increase our seafood and Duncan Hines inventories at that time in advance of the selling season. As a result, our inventory levels tend to be higher during August, September and October, and thus we require more working capital during these months.

Loss of any of our current co-packing arrangements could decrease our sales and earnings and put us at a competitive disadvantage.

We rely upon co-packers for our Duncan Hines cake mixes, brownie mixes, specialty mixes and frosting products and a limited portion of our other manufacturing needs. We believe that there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain additional or alternative co-packing agreements or arrangements in the future, we cannot assure you we will be able to do so on satisfactory terms or in a timely manner.

We may not be able to complete any future acquisitions, which could restrict our ability to grow our business; and if we fail to successfully integrate the Armour acquisition or any future acquisitions into our operations, our operating costs could increase and our operating margins, operating results and profitability may decrease.

We may not be able to identify and complete additional acquisitions in the future, and our failure to identify and complete acquisitions could restrict our ability to grow our business beyond our existing brands. In addition, we may require additional debt or equity financing for future acquisitions. Such financing may not be available on favorable terms, if at all. Also, if we do not successfully integrate acquisitions, we may not realize anticipated operating advantages and cost savings which would reduce our operating margins, operating results and profitability. The acquisition and integration of companies involves a number of risks, including:

•	the risk that a proposed acquisition will be prohibited by U.S. or foreign antitrust laws;

•	use of available cash or borrowings under our senior secured credit facilities to consummate the acquisition;

•	demands on management related to the increase in our size after an acquisition;

•	the diversion of management’s attention from existing operations to the integration of acquired companies;

•	difficulties in the assimilation and retention of employees; and

•	potential adverse effects on our operating results.

We may not be able to maintain the levels of operating efficiency that acquired companies achieved separately. Successful integration of acquired operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. We may not be able to achieve the cost savings and other benefits that we would hope to achieve from acquisitions, which could cause our financial condition to deteriorate or result in an increase in our expenses or a reduction in our operating margins, thereby reducing our operating results and profitability.

We are subject to environmental laws and regulations relating to hazardous materials used in or resulting from our operations. Liabilities or claims with respect to environmental matters could have a significant negative impact on our business.

Our operations include the use, generation and disposal of hazardous materials. We are subject to various federal, state and local laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous materials and the cleanup of contaminated sites. In addition, our operations are governed by laws and regulations relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous materials in the workplace. We could incur substantial costs, including cleanup costs, civil or criminal fines or sanctions and third-party claims for property damage or personal injury, as a result of violations of, or liabilities under, environmental laws and regulations or the noncompliance with environmental permits required at our facilities. These laws, regulations and permits also could require the installation of pollution control equipment or operational changes to limit air emissions or wastewater discharges and/or decrease the likelihood of accidental releases of hazardous materials. We cannot assure you that such costs will not be material.

We cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted. We also can not predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to environmental claims. See “Item 1—Governmental, legal and regulatory matters.”

Our operations are subject to FDA and USDA governmental regulation, and there is no assurance that we will be in compliance with all regulations.

Our operations are subject to extensive regulation by the U.S. Food and Drug Administration, the U.S. Department of Agriculture and other national, state and local authorities. Specifically, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging and safety of food. Under this program the FDA regulates manufacturing practices for foods through its current “good manufacturing practices” regulations and specifies the recipes for certain foods. Our processing facilities and products are subject to periodic inspection by federal, state and local authorities. In addition, we must comply with similar laws in Canada. We seek to comply with applicable regulations through a combination of employing internal personnel to ensure quality-assurance compliance (for example, assuring that food packages contain only ingredients as specified on the package labeling) and contracting with third-party laboratories that conduct analyses of products for the nutritional-labeling requirements.

Failure by us to comply with applicable laws and regulations or maintain permits and licenses relating to our operations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material adverse effect on our operating results and business. See “Item 1—Governmental, legal and regulatory matters.”

We may be subject to significant liability should the consumption of any of our products cause injury, illness or death.

Our business is subject to product recalls in the event of contamination, product tampering, mislabeling or damage to our products. We cannot assure you that product-liability claims will not be asserted against us or that we will not be obligated to recall our products in the future. A product-liability judgment against us or a product recall could have a material adverse effect on our business, financial condition or results of operations.

Litigation regarding our trademarks and any other proprietary rights may have a significant, negative impact on our business.

We consider our trademarks to be of significant importance in our business. Although we devote resources to the establishment and protection of our trademarks, we cannot assure you that the actions we have taken or will take in the future will be adequate to prevent imitation of our products by others or prevent others from seeking to block sales of our products as an alleged violation of their trademarks and proprietary rights. There can be no assurance that future litigation by us will not be necessary to enforce our trademark rights or to defend us against claimed infringement of the rights of others, or result in adverse determinations that could have a material adverse effect on our business, financial condition or results of operations. Our inability to use our trademarks and other proprietary rights could harm our business and sales through reduced demand for our products and reduced revenues.

Termination of our material licenses would have a material adverse effect on our business.

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

In addition, as part of our acquisition of the Armour assets from The Dial Corporation, we received the assignment of a license agreement granting us an exclusive, royalty bearing, perpetual license to use certain Armour trademarks. Under the license agreement, ConAgra, Inc., the licensor, grants a license for the use of various Armour-related trademarks in conjunction with shelf-stable products within the United States. The shelf-stable products must be manufactured according to approved formulas and specifications, and new specifications must be approved by the licensor, with such approval not to be unreasonably withheld or delayed. Proposed labels, packaging, advertising and promotional materials must first be submitted to the licensor for approval, with such approval not to be unreasonably withheld or delayed. We are required to make annual royalty payments to the licensor equal to the greater of $250,000 or a percentage royalty based upon our annual net sales of the approved shelf-stable products. If we were to materially breach the license agreement, ConAgra, Inc. could terminate the license.

The loss of these licenses would have a material adverse effect on our business.

If we are unable to retain our key management personnel, our growth and future success may be impaired and our financial condition could suffer as a result.

Our success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. Departure by certain of our executive officers could have a material adverse effect on our business, financial condition or results of operations. We do not maintain key-man life insurance on any of our executive officers. We cannot assure you that the services of such personnel will continue to be available to us. On December 20, 2005, it was announced that our Chairman & Chief Executive Officer, C. Dean Metropoulos, would be joining J.W. Childs Associates, L.P. in the future as a Senior Partner. Mr. Metropoulos will continue to serve as our Executive Chairman and Chief Executive Officer while working with our Board of Directors to develop an appropriate transition plan for a new Chief Executive Officer.

Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.

As of December 25, 2005, we employed approximately 2,700 people. As of December 25, 2005, approximately 45% of our employees were unionized. In addition, in connection with our acquisition of the Armour assets from The Dial Corporation, we assumed a collective bargaining agreement covering approximately 400 additional employees. Although we consider our employee relations to generally be good, failure to extend or renew our collective-bargaining agreements or a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that upon the expiration of our existing collective-bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms wholly satisfactory to us.

We are controlled by parties whose interests may not be aligned with yours.

As of December 25, 2005, the Sponsors collectively owned approximately 57% of Crunch Equity Holding, LLC. Accordingly, the Sponsors control our management and policies. Conflicts of interest could arise in connection with potential acquisitions, the incurrence of additional indebtedness, the payment of dividends and other matters or as a result of transactions or potential transactions between the Sponsors or their affiliates, on the one hand, and us, on the other hand.

In addition, our Chief Executive Officer, C. Dean Metropoulos, in his capacity as Chief Executive Officer of CDM Investor Group LLC, may manage or have an ownership interest in other companies, including competing food companies. Service as a director and involvement in management or ownership of both our company and other companies, other than our subsidiaries, could create or appear to create potential conflicts of interest when faced with decisions that could have different implications for us and the other companies. A conflict of interest could also exist with respect to allocation of the time and attention of persons who serve, manage or own both our company and one or more other companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 25, 2005, we owned and operated the following eight manufacturing facilities:

Facility location	Principal products	Facility size
Fayetteville, Arkansas	Frozen dinners and entrees	335,000 square feet
Omaha, Nebraska (1)	Frozen dinners and entrees	275,000 square feet
Imlay City, Michigan	Pickles, peppers, relish	344,000 square feet
Millsboro, Delaware	Pickles, peppers, relish	460,000 square feet
Jackson, Tennessee	Frozen breakfast	302,000 square feet
Frozen pizza
Frozen seafood
Mattoon, Illinois	Bagels	215,000 square feet
Frozen breakfast
Erie, Pennsylvania (2)	Frozen seafood	116,000 square feet
St. Elmo, Illinois	Syrup	250,000 square feet

(1)	Facility closed as of the first quarter 2005.
(2)	Facility closure in progress.

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

On April 29, 2005, we made and announced our decision to permanently close our Erie, Pennsylvania production facility, as part of our plan of consolidating and streamlining production activities after the Aurora merger. Production from the Erie plant, which manufactures Mrs. Paul’s and Van de Kamp’s frozen seafood products and Aunt Jemima frozen breakfast products, will be relocated primarily to the Company’s Jackson, Tennessee production facility. Activities related to the closure of the plant are expected to be completed by the end of the first quarter of 2006 and will result in the elimination of approximately 290 positions. Employee termination activities commenced in July 2005 and are expected to be completed by the end of the first quarter of 2006.

We have entered into co-packing (third-party manufacturing) agreements with several manufacturers for certain of our finished products. We believe that our manufacturing facilities, together with our co-packing agreements, provide us sufficient capacity to accommodate our planned internal growth over the next few years. The majority of our co-packed finished products are represented by our Duncan Hines and Aunt Jemima sandwich product lines. All of our Duncan Hines cake mixes, brownie mixes, specialty mixes and frosting production equipment, including co-milling, blending and packaging equipment, is located at the contract manufacturers’ facilities. The current Duncan Hines agreement will expire in June 2015.

As part of our acquisition of the Armour assets from The Dial Corporation, we acquired a manufacturing facility in Ft. Madison, Iowa of approximately 450,000 square feet that we will continue to use for the production of the Armour products.

We lease office space in Mountain Lakes, New Jersey; Cherry Hill, New Jersey (our corporate headquarters); Greenwich, Connecticut; Lewisburg, Pennsylvania and Mississauga, Ontario, under operating leases expiring in July 2012, May 2011, May 2010, November 2007 and November 2010, respectively.

ITEM 3. LEGAL PROCEEDINGS

Pinnacle’s Fleming bankruptcy claim

Pinnacle, on or about April 1, 2003, filed a reclamation claim against Fleming, a customer, in Flemings’ bankruptcy proceeding pending in the United States Bankruptcy Court for the District of Delaware in the amount of $964,000. Fleming has claimed that the products in controversy had been commingled with other products and that the value of Pinnacle’s claim is $0. Additionally, on or about January 31, 2004, Fleming identified alleged preferential transfers to Pinnacle of up to $6,493,000, of which Fleming has alleged $5,014,000 are, or may be, eligible for protection as “new value.” Fleming additionally alleged that some, if not all, of the alleged Pinnacle preferential transfers may qualify as “ordinary course of business” transactions. Fleming has also made claims regarding payments it describes as overpayment, unjust enrichment due to allegedly excess wire transfers and payments and debts arising out of military sales. We have been advised that similar allegations have been made by Fleming in many, if not all, of the other pending reclamation claims filed against Fleming. On November 17, 2005, Fleming’s Reclamation Creditor’s Trust Committee presented us with a proposed settlement agreement to the previously claimed overwires and unjust enrichments asserted by Fleming. Terms of the settlement include, but are not limited to, a court approved consumption rate reduction to Pinnacle’s reclamation claim, along with reductions due to post-petition trade activity and a minimum preference claim contribution. The net proposal requires a payment by us in the amount of $144,788 to settle the Fleming reclamation claim allegations. Additionally, the proposed settlement allows us an approved general unsecured claim in the amount of $342,415. On January 10, 2006, we agreed to settle both the Pinnacle and Aurora (discussed below) bankruptcy claims for a total payment of $627,205, which has been accrued in the Consolidated Balance Sheet as of December 25, 2005.

Aurora’s Fleming bankruptcy claim

Aurora, on or about March 31, 2003, filed a reclamation claim against Fleming, a customer, in Fleming’s bankruptcy proceeding pending in the United States Bankruptcy Court for the District of Delaware in the amount of $595,000. Fleming has claimed that the products in controversy had been commingled with other products and that the value of Aurora’s claim is $299,000. Additionally, on or about February 2, 2004, Fleming identified alleged preferential transfers to Aurora of up to $5,942,000, of which Fleming has alleged $3,293,000 are, or may be, eligible for protection as “new value.” Fleming additionally alleged that some, if not all, of the alleged Aurora preferential transfers may qualify as “ordinary course of business” transactions. Fleming has also made claims regarding payments it describes as overpayment, unjust enrichment due to allegedly excess wire transfers and payments and debts arising out of military sales. We have been advised that similar allegations have been made by Fleming in many, if not all, of the other pending reclamation claims filed against Fleming. On November 17, 2005, Fleming’s Reclamation Creditor’s Trust Committee presented us with a proposed settlement agreement to the previously claimed overwires and unjust enrichments asserted by Fleming. Terms of the settlement include, but are not limited to, a court approved consumption rate reduction to Aurora’s reclamation claim, along with reductions due to post-petition trade activity and a minimum preference claim contribution. The net proposal requires a payment by us in the amount of $738,412 to settle the Fleming reclamation claim allegations. Additionally, the proposed settlement allows us an approved general unsecured claim in the amount of $250,000. On January 10, 2006, we agreed to settle both the Pinnacle and Aurora (discussed below) bankruptcy claims for a total payment of $627,205, which has been accrued in the Consolidated Balance Sheet as of December 25, 2005.

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

R2 appeal in Aurora bankruptcy

Prior to its bankruptcy filing, Aurora entered into an agreement with its prepetition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (“R2 Top Hat, Ltd.”) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the Bankruptcy Court. It is too early to predict the outcome of the appeals. Included in our recorded accrued liabilities is $20 million for this claim, which was assumed by us in the Aurora Merger.

State of Illinois v. City of St. Elmo and Aurora Foods Inc.

We are a defendant in an action filed by the State of Illinois regarding our St. Elmo facility. The Illinois Attorney General filed a complaint seeking a restraining order prohibiting further discharges by the City of St. Elmo from its publicly owned wastewater treatment facility in violation of Illinois law and enjoining us from discharging our industrial waste into the City’s treatment facility. The complaint also asked for fines and penalties associated with the City’s discharge from its treatment facility and our alleged operation of our production facility without obtaining a state environmental operating permit.

On August 30, 2004, an Interim Consent Order signed by all parties was signed and entered by the judge in the case whereby, in addition to a number of actions required of the City, we agreed to provide monthly discharge monitoring reports to the Illinois Environmental Protection Agency for six months and were allowed to continue discharging effluent to the City of St. Elmo. In September 2004, we met with representatives from the State of Illinois Environmental Protection Agency and the State Attorney General’s Office and separately with the City of St. Elmo to inform them that we intended to install a pre-treatment system at our St. Elmo facility during the fourth quarter of 2004 and first quarter of 2005. The State issued the construction and operating permits to us and construction of the pre-treatment system has been completed. Testing has been completed and the system is fully operational.

The State Attorney General had originally proposed a penalty of $168,400 together with a consent decree. We responded listing the actions we have taken and related costs since merging with Aurora. We contend that there should not be any fine or penalty. On February 24, 2006, the State Attorney General advised us that its office would be willing to accept $110,000 as penalty, together with a consent decree. We are in the process of preparing a response to the State Attorney General indicating that the revised settlement is not acceptable and reiterating our stance taken to date. As the Company believes no penalty will ultimately be due, a liability has not been accrued at December 25, 2005. A status call with the judge is set for May 2, 2006.

We continue to discharge our effluent to the City. We would vigorously defend any future effort to prevent us from discharging our industrial wastewater to the City. Although we believe we will be able to resolve this matter favorably, an adverse resolution may have a material impact on our financial position, results of operation, or cash flows.

Underweight Products

In July 2004, it came to our attention that certain products produced in one of the former Aurora plants have not met some state product weight requirements. In the process of investigating the scope of this issue, we revised the operating procedures of the plant such that products produced there will comply with state product weight requirements. As a result of these weight issues, we voluntarily initiated return procedures for the product in the locations involved and also disposed of certain inventory held by us. We recorded a charge related to the returns and inventory of $3.4 million, $1.2 million, and $0.8 million in the fiscal year ended July 31, 2004, the transition year ended December 26, 2004 and the fiscal year ended December 25, 2005, respectively. As a result of these underweight products, we received a letter from the State of California, County of Santa Barbara, requesting that we meet with it to discuss this issue and the remedial actions taken by us. A meeting was held with the involved California officials on December 8, 2004, at which time the issues and corrective steps taken by us were presented and discussed. The State of California responded with its acknowledgment of our cooperation with the investigation and prompt reaction to and correction of the issue, and proposed a settlement amount. In March 2005, we reserved $695,000 as an accrued liability based upon the State of California’s settlement proposal. In a September 2005 meeting with State representatives, we negotiated the amount of the penalty and costs down to $509,000 and subsequently adjusted the accrued liability. On December 28, 2005, we executed the Stipulation for Entry of Final Judgment in this matter and forwarded payment of $509,000. The Final Judgment includes injunctive provisions prohibiting us from violating certain California and/or Federal regulations concerning the packaging and labeling of Van De Kamp frozen battered, breaded or fried fish products.

American Cold Storage – North America, L.P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.

On June 26, 2005 we were served with a Summons and Complaint in the above matter. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near our Jackson, Tennessee plant. In approximately April 2004, we entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, we discovered that the Facility was incapable of properly handling the discussed volume of product and began reducing our shipments to the Facility. The complaint seeks damages not to exceed $1.5 million, together with associated costs. It is too early to determine the likely outcome of this litigation. The discovery phase of the case has begun and we intend to vigorously defend against this claim. We believe that resolution of such matters will not have a material impact on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock. As of December 25, 2005, one hundred percent of our common stock was held by our parent, Crunch Holding Corp. We did not pay any dividends in respect to our common stock in fiscal 2005.

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

For purposes of identification and description, the Company is referred to as the “Predecessor” for the period prior to the Pinnacle Transaction, and the “Successor” for the period subsequent to the Pinnacle Transaction.

The following table sets forth selected historical consolidated financial and other operating data for the following periods: for PFGI and its subsidiaries as of and for the year ended December 25, 2005, as of and for the 21 weeks ended December 26, 2004 and as of and for the 36 weeks ended July 31, 2004; for the Predecessor, as of and for the 16 weeks ended November 24, 2003, as of and for the years ended July 31, 2003 and 2002, and as of and for the ten weeks ended July 31, 2001; and for VFI, as of and for the 42 weeks ended May 22, 2001.

The selected historical financial data for the year ended December 25, 2005, the 21 weeks ended December 26, 2004, the 36 weeks ended July 31, 2004, the 16 weeks ended November 24, 2003, and for the year ended July 31, 2003 have been derived from PFGI’s audited consolidated financial statements included elsewhere in this Form 10-K.

The selected financial data as of July 31, 2002 and for the fiscal year then ended have been derived from audited financial statements of the Predecessor. The selected financial data for the 10 weeks ended July 31, 2001, include the unaudited results of operations from May 23, 2001 through July 31, 2001. The selected financial data for the 42 weeks ended May 22, 2001, have been derived from the audited statement of operations of the frozen foods and condiments business of VFI. The selected financial data presented below should be read in conjunction with our consolidated financial statements and the notes to those statements and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Form 10-K.

	PFGI			Predecessor				VFI
	Fiscal Year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003	Fiscal Year ended July 31, 2003	Fiscal Year ended July 31, 2002	10 weeks ended July 31, 2001	42 weeks ended May 22, 2001
Statement of operations data:
Net sales	$1,255,735	$511,190	$574,352	$181,379	$574,482	$574,456	$97,343	$506,794
Cost and expenses
Cost of products sold	997,198	420,080	502,967	134,233	447,527	452,145	89,890	420,762
Marketing and selling expenses	101,159	53,588	57,910	24,335	57,915	51,458	6,244	35,680
Administrative expenses	40,242	15,216	32,258	9,454	32,878	32,346	6,377	38,075
Research and development expenses	3,625	1,459	2,436	814	3,040	3,552	490	3,993
Goodwill impairment charge	54,757	4,308	1,835	—	1,550	—	—	—
Other expense (income), net	31,836	5,680	38,096	7,956	6,492	5,137	(30)	17,367

Total cost and expenses	1,228,817	500,331	635,502	176,792	549,402	544,638	102,971	515,877

Earnings (loss) before interest and taxes	26,918	10,859	(61,150)	4,587	25,080	29,818	(5,628)	(9,083)
Interest expense	71,104	26,260	26,240	9,310	11,592	14,513	3,342	42,163
Interest income	584	120	320	143	476	807	73	697

Earnings (loss) before income taxes	(43,602)	(15,281)	(87,070)	(4,580)	13,964	16,112	(8,897)	(50,549)
Provision (benefit) for income taxes	(426)	9,425	(3,157)	(1,506)	5,516	4,190	(919)	16,784

Net earnings (loss) from continuing operations	(43,176)	(24,706)	(83,913)	(3,074)	8,448	11,922	(7,978)	(67,333)
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—	—	—	—	—	(104,421)
Gain (loss) on sale of discontinued operations, net of tax	—	—	—	—	—	—	—	1,547

Net (loss) earnings	$(43,176)	$(24,706)	$(83,913)	$(3,074)	$8,448	$11,922	$(7,978)	$(170,207)

Other financial data:
Net cash provided by (used in) operating activities	64,747	(2,488)	$31,070	$(23,439)	$32,951	$64,495	$21,423	$22,492
Net cash provided by (used in) investing activities	(28,775)	(12,455)	(1,058,781)	(1,511)	(8,795)	(26,812)	(343,519)	19,169
Net cash provided by (used in) financing activities	(37,688)	(20,639)	1,018,534	(262)	(17,016)	9,885	339,518	10,667
Depreciation and amortization	39,088	17,068	24,570	6,136	22,948	21,231	3,191	19,808
Capital expenditures	30,931	8,073	9,826	1,511	8,787	19,452	1,686	5,331
Ratio of earnings to fixed charges (1)	NM	NM	NM	NM	2.10x	2.01x	NM	NM

Balance sheet data:
Cash and cash equivalents	519	2,235	$37,781	$—	$72,128	$64,971	$17,422	$—
Working capital (2)	84,517	77,302	81,524	—	125,755	109,264	79,857	—
Total assets	1,636,494	1,765,625	1,784,610	—	466,121	477,988	437,138	—
Total debt (3)	888,648	943,080	944,328	—	175,000	190,009	190,084	—
Total liabilities	1,279,970	1,372,258	1,366,595	—	287,634	308,540	282,191	—
Shareholders’ equity (deficit)	356,524	393,367	418,015	—	178,487	169,448	154,947	—

(1)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings (loss) before income taxes and fixed charges. Fixed charges consist of (i) interest expense, including amortization of debt acquisition costs and (ii) one-third of rent expense, which management believes to be representative of the interest factor thereon. VFI’s earnings for the 42 weeks ended May 22, 2001 were insufficient to cover fixed charges by $50.5 million. The Predecessor’s earnings for the 10 weeks ended July 31, 2001 and the 16 weeks ended November 24, 2003, were insufficient to cover fixed charges by $8.9 million and $4.6 million, respectively. PFGI’s earnings for the 36 weeks ended July 31, 2004, the 21 weeks ended December 26, 2004 and fiscal 2005 were insufficient to cover fixed charges by $87.1 million, $15.3 million and $43.6 million, respectively.
(2)	Working capital excludes notes payable, revolving debt facility and current portion of long term debt.
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

OVERVIEW

We are a leading producer, marketer and distributor of high quality, branded food products, the results of which are managed and reported in two operating segments: frozen foods and dry foods. The frozen foods segment consists of the following product lines: dinners and entrees (Hungry Man and Swanson), prepared seafood (Van de Kamp’s, Mrs. Paul’s) breakfast (Aunt Jemima), bagels (Lenders), and other frozen products (Celeste). The dry foods segment consists of the following product lines: pickles, peppers, and relish (Vlasic), baking mixes and frostings (Duncan Hines), syrups and pancake mixes (Mrs. Butterworth’s and Log Cabin), and other grocery products (Open Pit).

As described in Note 1 to PFGI’s audited consolidated financial statements for fiscal 2005, a merger (the “Pinnacle Transaction”) occurred on November 25, 2003. For purposes of identification and description, the Company is referred to as the “Predecessor” for the period prior to the Pinnacle Transaction, and the “Successor” for the period subsequent to the Pinnacle Transaction. Also, as described in Note 3 to PFGI’s audited consolidated financial statements for fiscal 2005, on March 19, 2004, in connection with the comprehensive restructuring of Aurora Foods Inc., the Aurora Merger resulted in the merger of Pinnacle and Aurora, with Pinnacle as the accounting acquiror. The consolidated financial statements include the results of operations of the Aurora businesses beginning March 19, 2004.

In November 2003, we entered into a $675.0 million credit agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available in connection with the Pinnacle Transaction and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger. The senior secured credit facilities also provide for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available in connection with the Pinnacle Transaction, and the remaining $65.0 million was made available on the closing date of the Aurora Merger. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolving credit facility as of December 25, 2005, December 26, 2004 and July 31, 2004.

Additionally, in November 2003 and February 2004, we issued $200 million and $194 million, respectively, of 8 1/4% senior subordinated notes due December 1, 2013. The terms of the November 2003 and February 2004 notes are the same and are issued under the same indenture.

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

As discussed in the Liquidity and Capital Resources section below, our senior secured credit facilities contain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio, and a maximum capital expenditure limitation. Additionally, under the senior credit agreement amendment, a maximum senior debt leverage ratio was added. We have been in compliance with these covenants since the senior credit agreement amendment became effective on November 19, 2004. Based upon management’s current estimates, we believe we will continue to meet the financial covenants set forth in the senior credit agreement amendment and, as such, will maintain compliance with these covenant requirements for at least the next 12 months. However, in the event that we do not meet these financial covenants, it could result in a breach, which, if we are unable to obtain a waiver, may result in a default under the senior secured credit facilities, which in turn could trigger default under our 8 1/4% senior subordinated notes. Factors that could influence our ability to meet these financial covenants include (i) lower demand for our products, (ii) higher than anticipated trade and consumer coupon spending, and (iii) higher freight and distribution costs than those which we experienced over the past twelve months.

During the thirty-six weeks ended July 31, 2004, our earnings (loss) before interest and taxes were negatively impacted by certain non-cash items. These items included $18.4 million of non-cash equity compensation for certain ownership units of LLC issued to CDM Investor Group LLC, which is controlled by certain members of PFGI’s management. Additionally, $39.5 million related to the increase in the fair value of inventory acquired in the Pinnacle Transaction and Aurora Merger was charged against earnings. The increase in fair value represents a non-cash charge.

In April 2004, we made and announced our decision to permanently close our Omaha, Nebraska production facility, as part of the Company’s plan of consolidating and streamlining production activities after the Aurora merger. During fiscal 2005, the transition year, and fiscal 2004, we recorded restructuring charges totaling $1.3 million, $3.9 million and $11.8 million, respectively, pertaining to closure of this production facility.

In October 2004, we decided to discontinue producing products under the Chef’s Choice trade name, which is reported under our frozen foods segment. In connection with this decision, we recorded in fiscal 2004 non-cash impairment charges totaling $4.8 million related to goodwill ($1.8 million), amortizable intangibles ($1.7 million), and fixed assets ($1.3 million).

During the transition year, we recorded non-cash impairment charges to goodwill and tradenames totaling $4.3 million and less than $0.1 million, respectively. The write downs were the result of higher than expected costs in the bagels and frozen dinners business units. All of the charges were recorded in the frozen foods segment. Additionally, in fiscal 2004, we recorded a non-cash impairment charge of $1.3 million for the write down of the Avalon Bay trade name due to lower than expected future sales. In November 2003, we also recorded an additional impairment charge of $1.3 million related to the carrying value of the trade name for the King’s Hawaiian business.

During fiscal 2005, our earnings (loss) before interest and taxes were negatively impacted by certain items. In April 2005, we announced plans to shutdown a production line in our Mattoon, Illinois production facility and incurred a non-cash charge for an impairment write down of fixed assets totaling $0.9 million. Also, in April 2005, we announced plans to permanently close the Erie, Pennsylvania production facility and incurred charges totaling $5.9 million pertaining to employee severance and related costs and other plant closing costs. These charges were included in the results of operations for fiscal 2005 and are recorded in Other expense (income), net in the consolidated statement of operations. Additionally, in connection with the closure of the Erie, Pennsylvania plant, we recorded $4.8 million of accelerated depreciation expense, which is recorded in cost of products sold in the consolidated statement of operations.

Our earnings (loss) before interest and taxes for fiscal 2005 were also impacted by non-cash impairment charges to goodwill and tradenames totaling $54.8 million and $19.3 million, respectively. The write downs were primarily the result of forecasting significantly reduced sales in 2006 and thereafter in the frozen seafood reporting unit caused by the difficulties and delays in transferring production from our Erie, Pennsylvania facility to our Jackson, Tennessee facility, as well as higher than expected trade marketing spending and material costs in our pizza reporting unit. All of the charges were recorded in the frozen foods segment.

On March 1, 2006, we acquired certain assets and assumed certain liabilities of the Food Products business (the “Business”) of The Dial Corporation for $183 million in cash (subject to certain post-closing adjustments). The assets acquired include inventory, a production facility, machinery and equipment, contract rights and certain intangible assets including trademarks and licenses. The Business is a leading manufacturer, distributor and marketer of products in the $1.4 billion canned meats category. For fiscal 2005, the Business had net sales of approximately $225 million. All of the products are produced at the manufacturing facility located in Ft. Madison, Iowa, which was acquired in the transaction. Products are sold under the Armour brand name as well as private-label and certain co-pack arrangements. The Business offers products in eleven of the fifteen segments within the canned meat category, including Vienna sausage, potted meat, and sliced dried beef.

Concurrently with the acquisition but effective as of February 14, 2006, we entered into an Amendment No. 4 and Agreement to our existing senior secured credit facilities (the “Amendment”). Among other things, and subject to certain conditions, the Amendment approved the acquisition of the Business and provided for the making of $143 million of additional tack-on term loans to fund a portion of the acquisition. Subject to the satisfaction of certain conditions, the Amendment also changed the senior secured credit facilities in other respects, including: (a) the leverage ratio calculations have been adjusted such that the amount of indebtedness used in such calculations is no longer subject to averaging and is reduced by certain cash and cash equivalents, (b) the leverage ratio threshold for the quarter ending on or about March 31, 2006 has been changed from 5.00 to 1.00 to 5.25 to 1.00, and (c) under certain circumstances, we may be able to use equity contributions to cure financial covenant defaults, if any, that may occur in the future under the senior secured credit facilities. We funded the remaining portion of the purchase price for the Business through equity contributions from the shareholders of LLC.

We have substantially completed the Aurora acquisition integration and achieved cost savings through the Aurora Merger. Through the Aurora Merger, we have enhanced our existing product offerings and launched dozens of new offerings. Despite the difficulties that necessitated us amending the financial covenants under our senior secured credit facilities, our focused strategy remains the same. This includes:

•	capitalize on our diversified product portfolio;

•	leverage our brand names for share leadership;

•	expand the foodservice and private label businesses;

•	expand the Vlasic and Duncan Hines brands in Canada;

•	continue to achieve significant productivity improvements; and

•	execute on our synergy opportunities.

PLANT CONSOLIDATION

Omaha, Nebraska production facility

During fiscal 2005, the transition year and fiscal 2004, we recorded restructuring charges totaling $1.3 million, $3.9 million and $11.8 million, respectively, pertaining to our decision to permanently close the Omaha, Nebraska production facility. These charges are recorded as a component of Other expense (income), net in the consolidated statement of operations. The closure was part of our plan of consolidating and streamlining production activities after the Aurora Merger. These charges were recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits”, SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In determining such charges, we made certain estimates and judgments surrounding the amounts ultimately to be paid and received for the actions we have taken.

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

The severance costs, which include continuation of employee benefits for salaried employees, total $2.6 million. As of December 25, 2005, all of the severance costs have been paid.

The costs associated with transferring certain assets to the Fayetteville and Jackson facilities along with the costs necessary to shut down the Omaha facility are included in other restructuring costs as they are incurred. Since the April 7, 2004 closure announcement, these costs have totaled $4.3 million. The Company will continue to incur certain costs until the plant is sold. We expect these costs to approximate $0.1 million per quarter and the costs will be recorded in expense as incurred in the Company’s Statements of Operations. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, proceeds received from the sale of the land and equipment will depend on our success in negotiating with buyers and the current real estate market in Omaha. We will review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes in estimates to our restructuring obligations in our consolidated financial statements for such quarter based on management’s then-current estimates.

Erie, Pennsylvania Production Facility

During fiscal 2005, we recorded restructuring charges totaling $5.9 million pertaining to our decision to permanently close the Erie, Pennsylvania production facility, which we anticipate will close by the end of the first quarter of 2006. The charges are recorded as a component of Other expense (income), net in the consolidated statement of operations. The closure was part of our continuing plan to streamline production activities. These charges were recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In determining such charges, we made certain estimates and judgments surrounding the amounts ultimately to be paid and received for the actions we have taken.

Production from the Erie plant, which manufactures Mrs. Paul’s and Van de Kamp’s frozen seafood products and Aunt Jemima frozen breakfast products, will be relocated primarily to our Jackson, Tennessee production facility. Activities related to the closure of the plant are expected to be completed in 2006 and will result in the elimination of approximately 290 positions. Employee termination activities commenced in July 2005 and are expected to be completed by the end of the first quarter of 2006.

In order to estimate the costs related to our restructuring efforts, management made its best estimates of the most likely expected outcomes of the significant activities to accomplish the restructuring. These estimates principally related to charges for employee severance and related costs to be paid and other plant shutdown and relocation costs. The employee related costs, which include severance and other benefits, total $0.9 million. As of December 25, 2005, $0.7 million has been paid.

The estimated costs associated with transferring certain assets to the Jackson facility along with estimates of the costs necessary to shut down the Erie facility are included in other restructuring costs as they are incurred. We anticipate that costs through completion of the program will approximate $5.5 million. Through December 25, 2005, $5.0 million has been expended. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, proceeds received from the sale of the land and equipment will depend on our success in negotiating with buyers and the current real estate market in Erie. We will review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes in estimates to our restructuring obligations in our consolidated financial statements for such quarter based on management’s then-current estimates.

Mattoon, Illinois Production Facility

On April 21, 2005, we made and announced our decision effective May 9, 2005 to shut down a bagel production line at our Mattoon, Illinois facility, which produces our Lender’s Bagels. In connection with the shutdown of the production line, we have terminated 28 full-time and 7 part-time employees. A portion of the assets that were used in the bagel line will be utilized in other of our production areas. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, we recorded a non-cash charge of $0.9 million related to the asset impairment of the bagel line, which has been recorded as a component of Other expense (income), net in the consolidated statement of operations for fiscal 2005. We expect that any costs associated with the removal of the assets would be offset from the proceeds received from the sale of those assets.

As of December 25, 2005, we had an accrued restructuring liability of $1.0 million, of which $0.2 million related to the Omaha plant shutdown, $0.3 million related to the Erie plant shutdown and the balance related to severance costs from the Aurora Merger. We expect all of these costs to be paid during the first three quarters of 2006.

IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS

In October 2004, we decided to discontinue producing products under the Chef’s Choice trade name. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we prepared a discounted cash flow analysis which indicated that the book value of the assets related to the Chef’s Choice reporting unit exceeded its estimated fair value and that a goodwill impairment had occurred. In addition, as a result of the goodwill analysis, we assessed whether there had been an impairment of our long-lived assets in accordance with SFAS No. 144. We concluded that the book value of the assets related to the Chef’s Choice products were higher than their expected undiscounted future cash flows and that an impairment had occurred. Accordingly, we recorded non-cash impairment charges in the Chef’s Choice reporting unit of $4.8 million in fiscal 2004. The charges included $1.8 million of goodwill impairment, $1.7 million of amortizable intangibles (recipes) and $1.3 million of fixed asset write downs.

Additionally, in connection with our annual impairment test in accordance with SFAS No. 142, it was determined that due to lower than expected future sales, the carrying value of the trade name for the Avalon Bay product was impaired. We recorded a non-cash impairment charge of $1.3 million in fiscal 2004 related to the write down of the trade name value.

During the transition year, we changed our method of accounting for goodwill and intangible assets by changing the time of year the annual impairment test is performed from July 31st (the last day of our old fiscal year) to the last Sunday of December (the last day of our new fiscal year). The annual evaluation performed as of December 26, 2004 resulted in a $4.3 million non-cash impairment charge related to the goodwill in our bagels reporting unit ($2.7 million) and dinners reporting unit ($1.6 million), both of which are in the frozen foods segment. The impairment charges adjusted the carrying value of the segment’s goodwill to its implied fair value. During the transition year, we experienced higher costs in our bagels and frozen dinners business units and expect these higher costs to continue into the future. In addition, as a result of the impairment charges, we assessed whether there had been an impairment of our tradenames in accordance with SFAS 142. We concluded that the book value of the Lender’s trade name asset was higher than its fair value and that an impairment had occurred. Accordingly, we recorded a non-cash charge in the frozen foods segment during the transition year related to the write down to fair value of the trade name of less than $0.1 million, which is recorded in the Other expense (income), net line item of the consolidated statement of operations. Further, we assessed whether there had been an impairment of our long-lived assets in the bagels and frozen dinners reporting units and determined that the undiscounted cash flows were sufficient to recover the carrying value of such long-lived assets.

In 2005, we experienced difficulties and delays in transferring the frozen seafood production from the Erie, Pennsylvania facility to the Jackson, Tennessee facility. Due to the delays caused by the difficulties encountered, we are forecasting significantly reduced sales of frozen seafood products in 2006 and thereafter. Due to the reduced sales and corresponding projected decline in cash flows, we have concluded that the intangible assets related to the Frozen Seafood reporting unit have been impaired. These impairments included goodwill ($44.9 million) and tradenames ($18.1 million). We have included these charges, which are recorded in the frozen foods segment, in the Consolidated Statement of Operations for fiscal 2005. The tradename impairment is recorded as part of the Other expense (income), net line item.

Additionally, in 2005, we experienced higher than expected costs, including trade marketing spending and material costs, in the pizza reporting unit, from which we are not expecting relief in the near-term. Due to the higher costs, we have concluded that all the goodwill related to the pizza reporting unit has been impaired and have recorded a charge in the amount of $9.9 million on the Consolidated Statement of Operations for fiscal 2005. This charge is reported in the frozen foods segment of the business.

In the fourth quarter of 2005, we reassessed the long-term growth rate of sales of the products under the Lender’s brand. We concluded that the growth rates were less than anticipated in the prior year and that a further impairment of the tradename asset had occurred. As a result of the decline, we have recognized an impairment in the tradename for the Lender’s in the amount of $1.1 million. The charge is recorded in the Other expense (income), net line item on the Consolidated Statements of Operations and is reported in the frozen foods segment.

RESULTS OF OPERATIONS

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

Shipments is a non-GAAP financial measure. We include it in our management’s discussion and analysis because we believe that it is a relevant financial performance indicator for our company as it measures the increase or decrease in our revenues caused by shipping more or less physical case volume multiplied by our published list prices. It is also a measure used by our management to evaluate our revenue performance. This measure is not recognized in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should not be viewed as an alternative to GAAP measures of performance.

The following table reconciles shipments to net sales for the consolidated company, the frozen foods segment and the dry foods segment for fiscal 2005 and the corresponding 52 weeks ended December 26, 2004, the transition year ended December 26, 2004 and the corresponding 21 weeks ended December 28, 2003 as well as fiscal years ended July 31, 2004 and 2003.

For the fiscal year ended,

	Consolidated		Frozen Foods		Dry Foods
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004
Shipments	$1,755.9	$1,461.7	$929.5	$789.6	$826.4	$672.1
Less: Aggregate trade marketing and consumer coupon redemption expenses	464.6	399.1	243.0	213.4	221.6	185.7
Less: Slotting expense	35.6	26.7	15.8	14.2	19.8	12.5

Net sales	$1,255.7	$1,035.9	$670.7	$562.0	$585.0	$473.9

For the 21 weeks ended,
	Consolidated		Frozen Foods		Dry Foods
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Shipments	$730.7	$292.2	$389.9	$186.0	$340.8	$106.2
Less: Aggregate trade marketing and consumer coupon redemption expenses	207.4	57.1	111.8	37.0	95.6	20.1
Less: Slotting expense	12.1	4.1	6.9	0.9	5.2	3.2

Net sales	$511.2	$231.0	$271.2	$148.1	$240.0	$82.9

For the fiscal years ended July 31,
	Consolidated		Frozen Foods		Dry Foods
	2004	2003	2004	2003	2004	2003
Shipments	$1,023.2	$749.3	$585.7	$452.5	$437.5	$296.8
Less: Aggregate trade marketing and consumer coupon redemption expenses	249.0	153.2	138.6	91.3	110.4	61.9
Less: Slotting expense	18.5	21.6	8.2	19.1	10.3	2.5

Net sales	$755.7	$574.5	$438.9	$342.1	$316.8	$232.4

Consolidated statements of operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales.

The discussion below of the fiscal year 2004 is based on the information for the 52 week period ended July 31, 2004 and is the combination of the Predecessor’s consolidated financial statements for the 16 weeks ended November 24, 2003 and Successor’s consolidated financial statements for the 36 week period ended July 31, 2004. Additionally, the discussion below for the 21 weeks ended December 28, 2003 is based on the combination of the Predecessor’s consolidated financial results for the 16 week period ended November 24, 2003 and the Successor’s consolidated financial results for the 5 weeks ended December 28, 2003. These combinations represent what we believe is the most meaningful basis for comparison of the transition year and fiscal 2004 with the corresponding periods of the prior years, although the combination is not in accordance with GAAP. We believe that this is the most meaningful basis for comparison because the customer base, products, manufacturing facilities and types of marketing programs were the same under the Predecessor as they are under the Successor. Also, the results for the transition year and the twelve months ended July 31, 2004 include the results of operations of the Aurora businesses from the date of acquisition, March 19, 2004. As the result of the change in ownership resulting from the Pinnacle Transaction and the inclusion of results from the Aurora businesses since the March 19, 2004 acquisition, these results are not indicative of what the full 52 week year ended July 31, 2004 would have been had the change in ownership not occurred.

Additionally, the discussion below of the fiscal year ended December 26, 2004 is based on the Successor’s unaudited consolidated financial statements for the 52 weeks ended December 26, 2004 and is provided for comparison purposes only.

	Fiscal year ended				21 weeks ended				Fiscal year ended
(In millions)	December 25, 2005		December 26, 2004(1)		December 26, 2004		December 28, 2003(2)		July 31, 2004(3)		July 31, 2003
Net sales	$1,255.7	100.0%	$1,035.9	100.0%	$511.2	100.0%	$231.0	100.0%	$755.7	100.0%	$574.5	100.0%
Costs and expenses
Cost of products sold	997.2	79.4%	878.1	84.8%	420.0	82.2%	179.3	77.6%	637.2	84.3%	447.5	77.9%
Marketing and selling expenses	101.2	8.1%	105.0	10.1%	53.6	10.5%	30.8	13.3%	82.2	10.9%	57.9	10.1%
Administrative expenses	40.2	3.2%	44.6	4.3%	15.2	3.0%	12.3	5.3%	41.7	5.5%	32.9	5.7%
Research and development expenses	3.6	0.3%	3.7	0.4%	1.5	0.3%	1.1	0.5%	3.3	0.4%	3.0	0.5%
Goodwill impairment charge	54.8	4.4%	6.1	0.6%	4.3	0.8%	—	0.0%	1.8	0.2%	1.6	0.3%
Other expense (income), net	31.8	2.5%	31.9	3.1%	5.7	1.1%	19.8	8.6%	46.1	6.1%	6.5	1.1%

Total costs and expenses	$1,228.8	97.9%	$1,069.4	103.2%	$500.3	97.9%	$243.3	105.3%	$812.3	107.5%	$549.4	95.6%

Earnings (loss) before interest and taxes	$26.9	2.1%	$(33.5)	-3.2%	$10.9	2.1%	$(12.3)	-5.3%	$(56.6)	-7.5%	$25.1	4.4%

(1)	Represents the unaudited 52 weeks ended December 26, 2004
(2)	Represents the combined 21 weeks ended December 28, 2003
(3)	Represents the combined 52 weeks ended July 31, 2004

	Fiscal year ended		21 weeks ended		Fiscal year ended
	December 25, 2005	December 26, 2004(1)	December 26, 2004	December 28, 2003(2)	July 31, 2004(3)	July 31, 2003
Net sales
Frozen foods	$670.7	$562.0	$271.2	$148.1	$438.9	$342.1
Dry foods	585.0	473.9	240.0	82.9	316.8	232.4

Total	$1,255.7	$1,035.9	$511.2	$231.0	$755.7	$574.5

Earnings (loss) before interest and taxes
Frozen foods	$(51.6)	$(57.1)	$(22.6)	$4.7	$(31.8)	$(6.9)
Dry foods	95.0	46.7	38.5	7.4	16.5	48.1
Unallocated corporate expenses	(16.5)	(23.1)	(5.0)	(24.4)	(41.3)	(16.1)

Total	$26.9	$(33.5)	$10.9	$(12.3)	$(56.6)	$25.1

Depreciation and amortization
Frozen foods	$25.1	$26.4	$10.8	$5.0	$20.6	$14.0
Dry foods	14.0	13.8	6.3	2.6	10.1	8.9

Total	$39.1	$40.2	$17.1	$7.6	$30.7	$22.9

(1)	Represents the unaudited 52 weeks ended December 26, 2004
(2)	Represents the combined 21 weeks ended December 28, 2003
(3)	Represents the combined 52 weeks ended July 31, 2004

Fiscal year ended December 25, 2005 compared to the fiscal year ended December 26, 2004

Net sales. Shipments in the year ended December 25, 2005 were $1,755.9 million, an increase of $294.2 million, compared to shipments in the year ended December 26, 2004 of $1,461.7 million. $255.4 million of the increase was related to the fact that 2005 includes 12 months of activity for the former Aurora brands compared to 2004 which only includes activity related to the former Aurora brands since the Aurora Merger date of March 19, 2004. Subsequent references in this discussion to this situation are referred to as “the effect of the Aurora Merger”. Net sales in the year ended December 25, 2005 were $1,255.7 million, an increase of $219.8 million, compared to net sales in the year ended December 26, 2004 of $1,035.9 million. $167.2 million of the increase was the effect of the Aurora Merger. The Aurora brands required a higher level of trade spending than the historical Pinnacle brands.

Frozen foods: Shipments in the year ended December 25, 2005 were $929.5 million, an increase of $139.9 million. $137.0 million of the increase was related to the effect of the Aurora Merger. The balance of the change was driven by increases in our Swanson, Aunt Jemima, and seafood product line sales. Aggregate trade and consumer coupon redemption expenses increased $31.2 million, of which $47.1 million of the increase related to the effect of the Aurora Merger, partially offset by lower trade and consumer coupon redemption expenses in the fourth quarter of 2005 on the legacy Aurora brands driven by changes in the timing of marketing programs during the year. As a result, frozen foods net sales were $670.7 million, an increase of $108.7 million, with $90.0 million related to the effect of the Aurora Merger. The balance of the change was driven by increases in our Aunt Jemima and Swanson product line sales.

Dry foods: Shipments in the year ended December 25, 2005 were $826.4 million, an increase of $154.3 million. $113.6 million of the increase was related to the effect of the Aurora Merger. The balance of the change was driven by increases in our Duncan Hines, pickle, and syrup product line sales. Aggregate trade and consumer coupon redemption expenses increased $43.2 million, of which $38.9 million related to the effect of the Aurora Merger. As a result, dry foods net sales increased $111.1 million, of which $74.7 million was related to the effect of the Aurora Merger. The balance of the change was driven by increases in our Duncan Hines and syrup product line sales.

Cost of products sold. Our cost of products sold was $997.2 million, or 79.4% of net sales in the year ended December 25, 2005, versus cost of products sold of $878.1 million, or 84.8% of net sales in the year ended December 26, 2004. The effect of the Aurora Merger resulted in an additional $127.8 million of cost of products sold in the year ended December 25, 2005. Cost of products sold during the year ended December 26, 2004 include additional costs of $18.1 million and $13.2 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Transaction and the Aurora Merger, respectively. Cost of products sold during the year ended December 25, 2005 were impacted by the additional costs resulting from the reorganization of our warehousing network and the related movement of product to the new warehousing network. In addition to these costs, this percentage is also affected by changes in our aggregate trade and consumer coupon redemption expenses that are classified as reductions from shipments in arriving at net sales.

Marketing and selling expenses. Marketing and selling expenses were $101.2 million, or 8.1% of net sales, in the year ended December 25, 2005 compared to $105.0 million, or 10.1% of net sales, in the year ended December 26, 2004. The effect of the Aurora Merger contributed an additional $20.8 million of costs for the year ended December 25, 2005. The balance of the change was due to decreased selling and marketing overhead expense, primarily from lower package design costs, as well as lower advertising expense.

Administrative expenses. Administrative expenses were $40.2 million in the year ended December 25, 2005 compared to $44.6 million in the year ended December 26, 2004. The higher cost in the year ended December 26, 2004 relates primarily to the continued operation of the Aurora headquarters office in St. Louis, which was closed in May 2004 and contributed $2.8 million of expense in the year ended December 26, 2004.

Research and development expenses. Research and development expenses were $3.6 million, or 0.3% of net sales, in the year ended December 25, 2005 compared with $3.7 million, or 0.4% of net sales, in the year ended December 26, 2004.

Goodwill impairment charge. Goodwill impairment charges, which are discussed above under “Impairment of Goodwill and Other Long-lived Assets”, were $54.8 million in the year ended December 25, 2005. Of the total charge in fiscal 2005, which was recorded in the frozen foods segment, $44.9 million related to the impairment of the frozen seafood reporting unit and $9.9 million related to the impairment of the pizza reporting unit. Goodwill impairment charges were $6.1 million in the year ended December 26, 2004. Of the total charge in the year ended December 26, 2004, which was recorded in the frozen foods segment, $1.8 million related to the impairment of the Chef’s Choice goodwill as a result of our decision to discontinue producing products under the Chef’s Choice trade name, $1.6 million related to the frozen dinners reporting unit, and $2.7 million related to the bagels reporting unit.

Other expense (income), net. Other expense was $31.8 million in the year ended December 25, 2005 compared to $31.9 million in the year ended December 26, 2004. Included in Other expense (income), net for the year ended December 26, 2004 was $8.8 million of Pinnacle Transaction related expenses, consisting primarily of $7.4 million of non-cash equity related compensation expense and $1.4 million of retention benefits payments. Also, a $12.7 million impairment charge and $3.0 million for plant consolidation expense, both related to the closure of our Omaha, Nebraska frozen food facility, were recorded in the year ended December 26, 2004. Additionally, restructuring and impairment charges totaling $4.3 million were recorded in the year ended December 26, 2004. The restructuring and impairment charges consisted of a $3.0 million impairment charge related to the Chef’s Choice brand including $1.7 million of amortizable intangibles (recipes) and $1.3 million of fixed asset write downs, and a $1.3 million impairment charge related to the Avalon Bay trade name. For the year ended December 25, 2005, restructuring and impairment charges totaled $27.2 million and consisted of $5.8 million of costs related to the closure of our Erie, Pennsylvania frozen food facility, a $0.9 million asset impairment charge for the shutdown of a production line at our Mattoon, Illinois facility, and $1.3 million of plant consolidation expense related to the closure of our Omaha, Nebraska frozen food facility, all of which are discussed above under Plant Consolidation. Also included in the fiscal 2005 activity were tradename impairment charges, which are discussed above under “Impairment of Goodwill and Other Long-lived Assets”, of $19.2 million, consisting of a $10.4 million charge related to the Mrs. Paul’s brand, $7.7 million charge related to the Van de Kamp’s brand and $1.1 million related to the Lender’s brand. In addition, $4.8 million of amortization expense was incurred in the year ended December 25, 2005 compared to $3.5 in the year ended December 26, 2004. The increased amortization was primarily related to the effect of the Aurora Merger.

Earnings (loss) before interest and taxes. Earnings (loss) before interest and taxes (EBIT) increased $60.4 million to $26.9 million in the year ended December 25, 2005 from a loss of ($33.5) million in EBIT in the year ended December 26, 2004. This increase resulted from a $5.5 million increase in frozen foods EBIT, a $48.3 million increase in dry foods EBIT, and a $6.6 million decrease in unallocated corporate expenses. The decrease in the unallocated corporate expenses was principally related to $8.8 million of Pinnacle Transaction related expenses in the year ended December 26, 2004, consisting primarily of $7.4 million of non-cash equity related compensation expense and $1.4 million of retention benefit payments. In addition, the year ended December 25, 2005 includes $1.8 million of employee severance expense.

Frozen foods: Frozen foods EBIT increased by $5.5 million in the year ended December 25, 2005 and includes $5.2 million related to the effect of the Aurora Merger. In 2005, we recorded $4.8 million of accelerated depreciation expense related to the closure of the Erie, Pennsylvania frozen food facility and a charge of $7.1 million related to the plant consolidation expense from the closure of the Omaha, Nebraska ($1.3 million) and Erie, Pennsylvania ($5.8 million) frozen foods facilities. Restructuring and impairment charges totaling $74.9 million were also recorded in fiscal 2005. The restructuring and impairment charges consisted of a $54.8 million charge for goodwill impairment for the frozen seafood reporting unit ($44.9 million) and pizza reporting unit ($9.9 million), a $19.2 million impairment charge to tradenames for Mrs. Paul’s ($10.4 million), Van de Kamp’s ($7.7 million) and Lender’s ($1.1 million) and a $0.9 million asset impairment write down for the shutdown of a production line at our Mattoon, Illinois facility. The year ended December 26, 2004 includes additional costs of $1.2 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Transaction. The increase in EBIT also includes the impact of the $6.0 million charge recorded in the year ended December 26, 2004 related to post-acquisition sales of inventories written up to fair value at the date of the Aurora Merger. Additionally, the results for the year ended December 26, 2004 included a charge of $12.7 million related to the closure of the Omaha, Nebraska frozen foods facility as well as $8.7 million of consolidation expense and accelerated depreciation expense related to the closure of the Omaha facility. Restructuring and impairment charges totaling $10.4 million were also recorded in the year ended December 26, 2004. The restructuring and impairment charges consisted of a $1.8 million charge related to the impairment of the Chef’s Choice goodwill, $1.6 million charge related to the impairment of the frozen dinners reporting unit goodwill, $2.7 million charge related to the impairment of the bagels reporting unit goodwill, $3.0 million impairment charge related to the Chef’s Choice brand including $1.7 million of amortizable intangibles (recipes) and $1.3 million of fixed asset write downs, and a $1.3 million impairment charge related to the Avalon Bay trade name. Additionally, the corporate overhead expense allocated to frozen foods was $1.7 million higher for the year ended December 26, 2004, related to the continued operation of the Aurora headquarters office in St. Louis, which was closed in May 2004. The balance of our frozen foods EBIT increased $46.4 million, principally driven by $29.6 million lower marketing spending in the fourth quarter of 2005, mainly in slotting and trade promotions and consumer coupon redemption expense, which are recorded as reductions from net sales, and lower advertising expense. An additional $16.5 million increase occurred in the first nine months of 2005 resulting from an increase in sales volume offset by increased cost of products sold expense related to the reorganization of our warehousing network, and increased slotting and trade promotion expenses.

Dry foods: Dry foods EBIT increased $48.3 million in the year ended December 25, 2005 and includes $9.9 million related to the effect of the Aurora Merger. The increase in EBIT also includes the impact of the $7.2 million charge recorded in the year ended December 26, 2004 related to post-acquisition sales of inventories written up to fair value at the date of the Aurora Merger, which includes $1.8 million in the first quarter and $5.4 million in the second quarter. The year ended December 26, 2004 also includes additional cost of products sold of $17.0 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Transaction. In addition, $2.4 million of amortization expense was incurred in the year ended December 25, 2005 compared to $1.3 in the year ended December 26, 2004. The increased amortization was primarily related to the effect of the Aurora Merger. The balance of the dry foods EBIT increased $15.2 million, primarily due to increased sales volume, resulting from additional case volume in our Duncan Hines and pickles product lines. Partially offsetting these increased sales are increases in our cost of products sold expense related to the reorganization of our warehousing network and increased slotting and trade promotion expenses.

Interest expense, net. Interest expense, net was $70.5 million in the year ended December 25, 2005 compared to $49.2 million in the year ended December 26, 2004. The increase in interest expense, net is partially related to the change in capital structure, which occurred as a result of the Aurora Merger. In addition, we experienced higher average interest rates on our senior debt as well as mark to market adjustments on our interest rate swaps. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense. During the year ended December 25, 2005, we recorded a gain on the interest rate swap contracts totaling $4.7 million. During the year ended December 26, 2004, we recorded a gain on the value of the interest rate swaps totaling $7.3 million.

Provision for income taxes. The effective tax rate was (1.0%) in the year ended December 25, 2005, compared to (11.7%) in the year ended December 26, 2004. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the year. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets. A deferred tax charge was recorded both in 2005 and 2004 for amortization recognized for tax purposes related to indefinite lived intangibles.

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

Net sales. Shipments in the 21 weeks ended December 26, 2004 were $730.7 million, an increase of $438.5 million, compared to shipments in the 21 weeks ended December 28, 2003 of $292.2 million. $434.3 million of the increase was related to the Aurora Merger. Net sales in the 21 weeks ended December 26, 2004 were $511.2 million, an increase of $280.2 million, compared to net sales in the 21 weeks ended December 28, 2003 of $231.0 million, $286.5 million of the increase was related to the Aurora Merger, whose brands required a higher level of spending than the historical Pinnacle brands.

Frozen foods: Shipments in the 21 weeks ended December 26, 2004 were $389.9 million, an increase of $203.9 million, $206.8 million of the increase was related to the Aurora Merger. The balance of the change was driven by a $3.4 million decrease in our Swanson product line sales. Aggregate trade and consumer coupon redemption expenses increased $80.8 million, $75.1 million of the increase was related to the Aurora Merger. As a result, frozen foods net sales increased $123.1 million, of which $131.7 million was related to the Aurora Merger and net sales of the existing Swanson and King’s Hawaiian businesses decreased $8.6 million, or 5.8%, in the 21 weeks ended December 26, 2004.

Dry foods: Shipments in the 21 weeks ended December 26, 2004 were $340.8 million, an increase of $234.6 million, $227.5 million of the increase was related to the Aurora Merger. The balance of the increase was due to additional case volume of 5.0% in our core Vlasic product line. Aggregate trade and consumer coupon redemption expenses increased $77.5 million, of which $72.4 million was related to the Aurora Merger. As a result, dry foods net sales increased $157.1 million, of which $155.0 million was related to the Aurora Merger and net sales of the existing Vlasic and Open Pit businesses increased $2.1 million, or 2.5%, for the 21 weeks ended December 26, 2004.

Cost of products sold. Our cost of products sold was $420.0 million, or 82.2% of net sales in the 21 weeks ended December 26, 2004, versus cost of products sold of $179.3 million, or 77.6% of net sales in the 21 weeks ended December 28, 2003. The Aurora Merger resulted in $235.3 million of cost of products sold in the 21 weeks ended December 26, 2004. The balance of cost of products sold was $184.7 million, or 82.2% of net sales, in the 21 weeks ended December 26, 2004. The main driver of increased cost of product sold, as a percentage of net sales, is the additional costs resulting from the reorganization of our warehousing network and the related movement of product to the new warehousing network as well as higher year over year commodity costs (chicken, beef, and cheese). In addition to these costs, this percentage is also affected by changes in our aggregate trade and consumer coupon redemption expenses that are classified as reductions to net sales. The 21 weeks ended December 28, 2003 year includes additional costs of $8.2 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Transaction.

Marketing and selling expenses. Marketing and selling expenses were $53.6 million, or 10.5% of net sales, in the 21 weeks ended December 26, 2004 compared to $30.8 million, or 13.3% of net sales, in the 21 weeks ended December 28, 2003. The Aurora Merger contributed $35.8 million of the increase for the 21 weeks ended December 26, 2004. The balance of the change was due to lower advertising expense of $10.8 million, primarily on our Swanson and Vlasic businesses, and decreased selling overhead expense.

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

Other expense (income). Other expense was $5.7 million in the 21 weeks ended December 26, 2004 as compared to $19.8 million in the 21 weeks ended December 28, 2003. This decrease was related to $18.4 million of Pinnacle Transaction related expenses in the 21 weeks ended December 28, 2003, consisting primarily of $11.0 million of non-cash equity related compensation expense, $4.9 million of Predecessor stock option expense, $1.7 million of change in control payments, and $0.8 million of retention benefit payments. Additionally, a $1.3 million charge related to an impairment of the King’s Hawaiian trade name was recorded in the 21 weeks ended December 28, 2003. Restructuring and impairment charges totaled $3.9 million during the 21 weeks ended December 26, 2004 related to (i) $2.6 million of asset impairment write downs related to the Omaha, Nebraska frozen food facility discussed above, (ii) $1.2 million of plant consolidation expense related to the announced closure of our Omaha, Nebraska frozen food facility, and (iii) less than $0.1 million impairment charge related to the Lender’s trade name. In addition, $1.8 million of additional amortization expense was incurred in the 21 weeks ended December 26, 2004 compared to the 21 weeks ended December 28, 2003 (see Note 6 to the audited Consolidated Financial Statements), primarily related to the amortizable intangible assets acquired in the Aurora Merger.

Earnings (loss) before interest and taxes. Earnings (loss) before interest and taxes (EBIT) increased $23.2 million to earnings of $10.9 million in the 21 weeks ended December 26, 2004 from a loss of $12.3 million in EBIT in the 21 weeks ended December 28, 2003. This increase resulted from a $27.3 million decrease in frozen foods EBIT, a $31.1 million increase in dry foods EBIT, and a $19.4 million decrease in unallocated corporate expenses. The decrease in the unallocated corporate expenses was principally related to $18.4 million of Pinnacle Transaction related expenses in the 21 weeks ended December 28, 2003, consisting primarily of $11.0 million of non-cash equity related compensation expense, $4.9 million of Predecessor stock option expense, $1.7 million of change in control payments, and $0.8 million of retention benefit payments. Additionally, based upon results through December 2004, we have reduced accrued liabilities for the management incentive plan.

Frozen foods: Frozen foods EBIT decreased by $27.3 million in the 21 weeks ended December 26, 2004; $16.7 million of the decline was related to the Aurora Merger, including a $2.7 million impairment of the bagels goodwill. During the 21 weeks ended December 26, 2004, we recorded a net expense of $4.5 million related to the announced closure of our Omaha, Nebraska frozen food facility. The net expense was the result of $2.6 million of asset impairment, $1.4 million of accelerated depreciation, $1.2 million of other plant consolidation expenses, and $0.7 million curtailment gain related to the postretirement benefit program. Additionally, a non-cash impairment charge of $1.6 million related to frozen dinner goodwill and a favorable adjustment of $1.6 million to our medical liability reserves were recorded in the 21 weeks ended December 26, 2004. In the 21 weeks ended December 28, 2003, a non-cash impairment charge of $1.3 million related to the King’s Hawaiian intangible assets was recorded. The 21 weeks ended December 28, 2003 also include additional costs of products sold of $2.7 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Transaction. The balance of our frozen foods EBIT decreased $10.1 million due to increased cost of products sold expense related to the reorganization of our warehousing network, increased coupon and trade promotion expenses, partially offset by lower advertising expenses.

Dry foods: Dry foods EBIT increased $31.1 million in the 21 weeks ended December 26, 2004; a $24.9 million increase in EBIT was related to the Aurora Merger. The 21 weeks ended December 28, 2003 includes additional cost of products sold of $5.5 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Transaction. Dry foods EBIT increased $0.6 million due to lower advertising expenses and increased sales volume, resulting from additional case volume of 5.0% in our core Vlasic product line. Partially offsetting these increases were increased cost of products sold expense related to the reorganization of our warehousing network and increased trade promotion expenses.

Interest expense, net. Interest expense, net was $26.1 million in the 21 weeks ended December 26, 2004, compared to $12.0 million in the 21 weeks ended December 28, 2003. Comparison of interest expense is not meaningful due to the change in capital structure after the Pinnacle Transaction and the Aurora Merger. Included in the interest expense, net, amount for the 21 weeks ended December 26, 2004 was $0.3 million recorded from gains on interest rate swap agreements. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense.

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

Fiscal year ended July 31, 2004 compared to fiscal year ended July 31, 2003

The discussion below of fiscal 2004 is based on the information for the 52 week period ended July 31, 2004 and is the combination of the Predecessor’s consolidated financial statements for the 16 weeks ended November 24, 2003 and the Successor’s consolidated financial statements for the 36 week period ended July 31, 2004. For the Pinnacle businesses, we believe that this is the most meaningful basis for comparison, because the customer base, products, manufacturing facilities and types of marketing programs were the same under the Predecessor as they are under the Successor. Also, the discussion below for fiscal 2004 includes the results of operations of the Aurora businesses from the date of acquisition, March 19, 2004. As a result of the change in ownership resulting from the Pinnacle Transaction and the inclusion of results from the Aurora businesses since the March 19, 2004 acquisition, these results are not indicative of what the full 52 week year ended July 31, 2004 would have been had the change in ownership and Aurora acquisition not occurred.

Net sales. Shipments in fiscal 2004 were $1,023.2 million, an increase of $273.9 million, or 36.6%, compared to shipments in fiscal 2003 of $749.3 million. $292.6 million of the increase was related to the Aurora Merger. Net sales in fiscal 2004 were $755.7 million, an increase of $181.2 million, or 31.5%, compared to net sales in fiscal 2003 of $574.5 million, $189.0 million of the increase was related to the Aurora Merger.

Frozen foods: Shipments in fiscal 2004 were $585.7 million, an increase of $133.2 million, or 29.4%, $149.4 million of the increase was related to the Aurora Merger. The balance of the change was driven by a $27.8 million decrease in our Swanson product line sales, and a $7.0 million decrease in our King’s Hawaiian sales. Partially offsetting these declines was a $18.6 million increase in our foodservice sales. Aggregate trade and consumer coupon redemption expenses increased $36.4 million, $51.4 million of the increase was related to the Aurora Merger. As a result, frozen foods net sales increased $96.8 million, or 28.3%, of which $98.0 million was related to the Aurora Merger and net sales of the existing Swanson and King’s Hawaiian businesses decreased $1.2 million, or 0.3%, in fiscal 2004.

Dry foods: Shipments in fiscal 2004 were $437.5 million, an increase of $140.7 million, or 47.4%, $143.1 million of the increase was related to the Aurora Merger. The balance of the change was due to decreased case volume of 1.3% in our Vlasic product line. Aggregate trade and consumer coupon redemption expenses increased $56.2 million, of which $52.1 million was related to the Aurora Merger. As a result, dry foods net sales increased $84.4 million, or 36.3%, of which $91.0 million was related to the Aurora Merger and net sales of the existing Vlasic and Open Pit businesses decreased $6.6 million, or 2.8%, for fiscal 2004.

Cost of products sold. Our cost of products sold was $637.2 million, or 84.3% of net sales in fiscal 2004, versus cost of products sold of $447.5 million, or 77.9% of net sales in fiscal 2003. The Aurora Merger resulted in $169.2 million of cost of products sold in fiscal 2004, and includes additional costs of $13.2 million related to post-acquisition sales of inventories written up to fair value at the date of the Aurora Merger. The balance of cost of products sold was $468.0 million, or 82.6% of net sales, in fiscal 2004. The fiscal 2004 year includes additional costs of $26.3 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Transaction.

Marketing and selling expenses. Marketing and selling expenses were $82.2 million, or 10.9% of net sales, in fiscal 2004 compared to $57.9 million, or 10.1% of net sales, in fiscal 2003. The Aurora Merger contributed $16.3 million of the increase for fiscal 2004. The balance of the increase was due to higher advertising expense of $3.9 million, primarily in support of our Vlasic business, and increased marketing and selling overhead expense of $2.2 million in support of the merger of the Aurora businesses.

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

Other expense (income). Other expense was $46.1 million in fiscal 2004 as compared to $6.5 million in fiscal 2003. This increase was related to $27.3 million of Pinnacle Transaction related expenses in fiscal 2004, consisting primarily of $18.4 million of non-cash equity related compensation expense, $4.9 million of Predecessor stock option expense, $2.2 million of retention benefit payments, and $1.7 million of change in control payments. Additionally, restructuring and impairment charges totaled $17.3 million during fiscal 2004, of which $13.0 million related to non-cash charges. The non-cash charges related to (i) $7.4 million of asset impairment write downs related to the Omaha, Nebraska frozen food facility discussed above, (ii) $3.0 million impairment charges related to the Chef’s Choice brand including $1.7 million of amortizable intangibles (recipes) and $1.3 million of fixed asset write downs, (iii) $1.3 million impairment charge related to the Avalon Bay trade name, (iv) $1.3 million related to an impairment of the King’s Hawaiian trade name, which was recorded in the 16 weeks ended November 24, 2003. In fiscal 2003 a non-cash intangibles impairment charge of $3.3 million related to the King’s Hawaiian business was recorded. Additionally in fiscal 2003, we incurred a cost of $2.0 million in connection with the early termination of a related party contract with our Chairman, a $0.7 million charge related to pre-acquisition transaction costs relating to the proposed agreement to acquire the Claussen brand, and a $0.8 million gain on an insurance claim related to finished product inventories damaged in a public warehouse. In addition, amortization expense was higher in fiscal 2004 compared to fiscal 2003 (see Note 6 to the audited Consolidated Financial Statements).

Earnings (loss) before interest and taxes. Earnings (loss) before interest and taxes (EBIT) decreased $81.7 million to a loss of $56.6 million in fiscal 2004 from $25.1 million in EBIT in fiscal 2003. This decrease resulted from a $24.9 million decrease in frozen foods EBIT, a $31.6 million decrease in dry foods EBIT, and a $25.2 million increase in unallocated corporate expenses. The increase in the unallocated corporate expenses was principally related to $27.3 million of Pinnacle Transaction related expenses in fiscal 2004, consisting primarily of $18.4 million of equity related compensation expense, $4.9 million of Predecessor stock option expense, $2.2 million of retention benefit payments, and $1.7 million of change in control payments. In fiscal 2003 the unallocated corporate segment included a cost of $2.0 million in connection with the early termination of a related party contract with our Chairman and $0.7 million charge related to pre-acquisition transaction costs relating to the proposed agreement to acquire the Claussen brand (see Note 6 to the audited Consolidated Financial Statements). The balance of the increase in unallocated corporate expenses is due to higher overhead expenses related to the merger of the Aurora businesses.

Frozen foods: Frozen foods EBIT decreased by $24.9 million in fiscal 2004; $14.4 million of the decline was related to the Aurora Merger, including additional costs of products sold of $6.0 million related to post-acquisition sales of inventories written up to fair value at the date of the Aurora Merger. Fiscal 2004 includes additional costs of products sold of $3.9 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Transaction. Additionally, a non-cash impairment charge of $4.8 million related to the Chef’s Choice brand and a non-cash impairment charge of $1.3 million related to the Avalon Bay trade name were recorded in fiscal 2004. In fiscal 2004, a non-cash impairment charge of $1.3 million related to the King’s Hawaiian intangible assets was recorded in the 16 weeks ended November 24, 2003. An additional restructuring and impairment charge of $11.8 million was recorded for the announced closure of our Omaha, Nebraska frozen food facility. In fiscal 2003, a non-cash impairment loss of $4.9 million related to the King’s Hawaiian goodwill and intangible assets was recorded. The balance of our frozen foods EBIT increased $12.6 million due to $15.8 million of lower slotting expense, partially offset by lower case sales on our Swanson business.

Dry foods: Dry foods EBIT decreased $31.6 million in fiscal 2004; a $4.8 million increase in EBIT was related to the Aurora Merger, including additional cost of products sold of $7.2 million related to post-acquisition sales of inventories written up to fair value at the date of the Aurora Merger. Fiscal 2004 also includes additional cost of products sold of $22.4 million related to post-Merger sales of inventories written up to fair value at the date of the Pinnacle Transaction. Dry foods EBIT decreased $5.1 million due to increased advertising expense, $3.6 million due to increased trade expense, and $2.3 million due to increased slotting expense. The balance of the decline was due to a 1.3% decrease in Vlasic pickle sales volume.

Interest expense, net. Interest expense, net was $35.1 million in fiscal 2004, compared to $11.1 million in fiscal 2003. Comparison of interest expense is not meaningful due to the change in capital structure after the Pinnacle Transaction and the Aurora Merger. Included in the interest expense, net, amount for 2004 was $7.0 million recorded from gains on interest rate swap agreements, of which $3.5 million was realized in cash. The Company utilizes interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense.

Provision for income taxes. The effective tax rate was 5.1% in fiscal 2004, compared to 39.5% in fiscal 2003. The principal reason for the difference in effective rates is due to the fact that the Company incurred a pre-tax loss in 2004 which could not be fully tax affected due to the impact of deferred tax valuation allowances ($27.7 million) primarily due to the Aurora Merger. In addition, the non-deductibility of the equity related compensation expense of $18.4 million negatively impacted the effective tax rate. See Note 1 and Note 3 to the audited Consolidated Financial Statements. The Company records deferred tax liabilities for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

Seasonality

We experience seasonality in our sales and cash flows. Sales of pickles, relishes and barbecue sauces tend to be higher in the spring and summer months and demand for Duncan Hines products tend to be higher around the Easter, Thanksgiving and Christmas holidays. We pack the majority of our pickles during a season extending from May through September and also increase our Duncan Hines inventories at that time in advance of the selling season. As a result, our inventory levels are higher during August, September and October, and thus we require more working capital during those months. We are a seasonal net user of cash in the third quarter of the calendar year, which may require us to draw on the revolving credit commitments under our senior credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

Historical

Overview. Our cash flows are very seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.

Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $27 million in 2006. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facilities.

Statements of cash flows for the fiscal year ended December 25, 2005

The following information regarding cash flows for the fiscal year ended December 26, 2004 is provided for comparison purposes only and is unaudited.

Net cash provided from operating activities was $64.7 million and $16.2 million for fiscal 2005 and 2004, respectively. Net cash provided by operating activities during fiscal 2005 was principally the result of $78.7 million in net earnings excluding non-cash items, which was partially offset by an increase of $13.9 million in net working capital accounts. The increase in working capital included a $35.1 million decrease in inventory that was a result of the sell down of the high inventory levels from December 2004. The cash provided by the reduction in inventory levels was offset by a $32.1 million decrease in accounts payable and a $13.2 million decrease in accrued trade marketing expense. In fiscal 2004, net cash used in operations was driven by a $28.9 million decrease in working capital, principally increases in accounts payable of $47.9 million and decreases in accounts receivable of $16.7 million. These increases were offset by increases in inventory of $20.0 million and decreases in accrued trade marketing expenses of $25.3 million. Offsetting the cash provided from the decline in working capital was $12.6 million in net loss excluding non-cash items.

Net cash used in investing activities was $28.8 million and $703.2 million for fiscal 2005 and 2004, respectively. Net cash used in investing activities during fiscal 2005 includes $30.9 million for capital expenditures less $1.6 million received from the settlement of the working capital adjustment from the Pinnacle Transaction as well as $0.6 million related to the sale of idle equipment from our Omaha facility. Net cash used in investing activities during fiscal 2004 includes activities related to the Aurora Merger, mainly consideration paid of $663.8 million and transaction costs of $19.3 million. Additionally, during fiscal 2004, we paid $17.7 million for capital expenditures as well as $1.9 million to reacquire an exclusive license to distribute Duncan Hines products in Canada.

Net cash used by financing activities was $37.7 million for fiscal 2005. The usage was driven by $4.1 million of scheduled quarterly payments and $50.0 million in prepayments of our senior term loan credit facility. The payments were offset by an increase in bank overdrafts of $6.4 million and a $10.0 equity contribution from Crunch Holding Corp. The equity contribution was the result of employee purchases of shares under the 2004 Employee Stock Purchase Plan discussed in Note 12 of our Consolidated Financial Statements. Net cash provided by financing activities during fiscal 2004 was $683.9 million, which was primarily related to the Aurora Merger and included $425.0 million in proceeds from the senior credit facility, $201.0 million in senior subordinated note proceeds, and $95.3 million in equity contributions. The proceeds were offset by $19.6 million in debt acquisition costs, $14.0 million in payments on our revolving credit facility and $2.7 million in scheduled quarterly payments of our senior term loan credit facility.

The net of all activities resulted in a decrease in cash by $1.7 million and $3.0 million during fiscal 2005 and 2004, respectively.

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

Net cash used in investing activities was $12.4 million and $369.9 million for the 21 weeks ended December 26, 2004 and December 28, 2003, respectively. Net cash used in investing activities during the 21 weeks ended December 26, 2004 includes $8.1 million for capital expenditures, $1.9 million for the reacquisition of an exclusive license to distribute Duncan Hines product in Canada, and $2.3 million for the payment of costs associated with the Aurora Merger, which were previously accrued as of the date of acquisition. Net cash used in investing activities during the 21 weeks ended December 28, 2003 includes activities related to the Pinnacle Transaction, mainly consideration paid of $368.2 million. Additionally, $1.7 million for capital expenditures was included in the 21 weeks ended December 28, 2003.

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

The other significant activities in our cash flow for the first nine months of fiscal 2004 relate to the Pinnacle Transaction and Aurora Merger. Pinnacle Transaction consideration paid was $361.1 million, Pinnacle Transaction costs were $7.2 million, the Predecessor senior credit facility term loan of $175.0 million was paid off, and debt acquisition costs were $21.2 million. Cash inflows consisted of equity contribution of $179.8 million, long-term bank borrowing of $120.0 million, borrowing under our bank revolver of $21.5 million, and issuance of senior subordinated notes of $200.0 million. Since the Pinnacle Transaction, we have repaid $21.5 million of the revolver borrowings. The Aurora Merger consideration paid was $888.9 million (including $225.1 million relating to the exchange of Aurora senior subordinated notes for equity interest in LLC), transaction costs paid were $17.0 million, and debt acquisition costs were $16.6 million. Cash inflows consisted of the equity contribution to Successor of $320.4 million (including $225.1 million relating to the exchange of Aurora senior subordinated notes for equity interest in LLC), term loan borrowings under the senior secured credit facilities of $425.0 million and gross proceeds from the February 2004 issuance of additional 8.25% Senior Subordinated Notes due 2013.

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

Debt

In November 2003, the Successor entered into a $675.0 million credit agreement with JPMorgan Chase Bank (a related party of JPMP) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger. The term loan matures November 25, 2010. The senior secured credit facility also provides for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolver as of December 25, 2005 and December 26, 2004.

There was no related party debt as of December 25, 2005 and December 26, 2004.

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

A commitment fee of 0.50% per annum applies to the unused portion of the revolving loan facility and 1.25% per annum applied to the delayed-draw term loan until it became available for the Aurora Merger. For fiscal 2005, the weighted average interest rate on the term loan was 6.5020% and on the revolving credit facility was 6.2985%. As of December 25, 2005, the Eurodollar interest rate on the term loan facility was 7.2997% and the commitment fee on the undrawn revolving credit facility was 0.50%. For the 21 weeks ended December 26, 2004, the weighted average interest rate on the term loan was 4.3853% and on the revolving credit facility was 4.8627%. As of December 26, 2004, the Eurodollar interest rate on the term loan facility was 4.7599% and the commitment fee on the undrawn revolving credit facility was 0.50%.

In September 2005 and December 2005, we prepaid $20 million and $30 million, respectively, of the term loan facility. Due to the prepayments, the next scheduled installment payable will be in March 2010. The revolving credit facility terminates on November 25, 2009. The aggregate maturities of the term loan outstanding as of December 25, 2005 are $488.2 million in 2010.

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

We pay a commission on the face amount of all outstanding letters of credit drawn under the senior secured credit facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. We also pay a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities cannot exceed $40 million. As of December 25, 2005 and December 26, 2004, we had utilized $11.5 million and $15.7 million, respectively, of the revolving credit facility for letters of credit. As of December 25, 2005 and December 26, 2004, there were no outstanding borrowings under the revolving credit facility and we had utilized of the revolving credit facility $11.5 million and $15.7 million for letters of credit, respectively. Of the $130 million revolving credit facility available, as of December 25, 2005 and December 26, 2004, we had an unused balance of $118.5 million and $114.3 million, respectively, available for future borrowings and letters of credit, of which a maximum of $28.5 million and $24.3 million, respectively, may be used for letters of credit.

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

Our senior secured credit facilities and the notes contain a number of covenants that, among other things, limit, subject to certain exceptions, our ability to incur additional liens and indebtedness, make capital expenditures, engage in certain transactions with affiliates, repay other indebtedness (including the notes), make certain distributions, make acquisitions and investments, loans or advances, engage in mergers or consolidations, liquidations and dissolutions and joint ventures, sell assets, make dividends, amend certain material agreements governing our indebtedness, enter into guarantees and other contingent obligations and other matters customarily restricted in similar agreements. In addition to scheduled periodic repayments, we are also required to make mandatory repayments of the loans under the senior secured credit facilities with a portion of its excess cash flow, as defined. Due to the voluntary prepayments discussed above, we were not required to make any mandatory repayments in 2005. In addition, our senior secured credit facilities contain, among others, the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditure limitation. See the discussion below regarding the amendment to the senior credit agreement where these covenants have been adjusted.

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

On November 19, 2004 the Company received required lender approval to permanently waive the defaults mentioned above and amend the financial covenants for future reporting periods. The terms of the permanent amendment and waiver include:

•	delivery of July 31, 2004 fiscal year end financial statements on or prior to the effective date of the amendment;

•	a 50 basis point increase to the applicable rate, as defined, with respect to borrowings under the credit agreement;

•	a change in the definition of consolidated cash interest expense to exclude non-cash gains or losses arising from marking interest rate swap agreements to market;

•	the addition of a senior covenant leverage ratio, as defined, through December 2005, which was 3.40 to 1.00 for the twelve months ended December 25, 2005 and is calculated by dividing total senior debt (as defined) by Consolidated EBITDA (as defined);

•	amendment of the interest expense coverage ratio, as defined, through December 2005, which was 2.30 to 1.00 for the twelve months ended December 25, 2005 and is calculated by dividing total Consolidated EBITDA (as defined) by Consolidated Interest Expense (as defined);

•	suspending the maximum total leverage ratio, which is calculated by dividing total debt (as defined) by Consolidated EBITDA (as defined), until March 2006;

•	elimination of limitation on revolving credit exposures;

•	and the following limitations, restrictions and additional reporting requirements during the amendment period which ends on the second business day following the date on which the Company delivers to the Administrative Agent financial statements for the fiscal quarter ending March 31, 2006:

•	prohibit incremental extensions of credit, as defined;

•	additional limitations on indebtedness;

•	limitations on acquisitions and investments;

•	additional limitations on restricted payments;

•	suspension of payments for management fees;

•	continuation of the anti-cash hoarding provision;

•	monthly financial reporting requirements, and;

•	a Company election to early terminate the amendment period.

None of the above terms are expected to impact the Company’s ability to meet the financial targets set forth in the bank amendment.

As of December 25, 2005, the Company was in compliance with the amended and added covenants as listed above.

In connection with the acquisition of certain assets and assumption of certain liabilities of the food products business (the “Business”) of The Dial Corporation for $183 million, we entered into an Amendment No. 4 and Agreement to the existing senior credit facility (the “Amendment”). Among other things, and subject to certain conditions, the Amendment approved the acquisition of the Business and provided for the making of $143 million of additional tack-on term loans to fund a portion of the acquisition. We will fund the remaining portion of the purchase price through equity contributions from the shareholders of LLC. Subject to the satisfaction of certain conditions, the Amendment also changed the senior credit facility in other respects, including: (a) the leverage ratio calculations have been adjusted such that the amount of indebtedness used in such calculations is no longer subject to averaging and is reduced by certain cash and cash equivalents, (b) the leverage ratio threshold for the quarter ending on or about March 31, 2006 has been changed from 5.00 to 1.00 to 5.25 to 1.00, and (c) under certain circumstances, the Company may be able to use equity contributions to cure financial covenant defaults, if any, that may occur in the future under the senior secured credit facilities.

Based on current estimates, we believe that the Company will meet the financial targets set forth in the bank amendment and, as such, will maintain compliance with debt covenant requirements for at least the next 12 months.

In addition to the debt instruments discussed above, we entered into a short term notes payable agreement during the second quarter of 2005 for the financing of the Company’s annual insurance premiums. As of December 25, 2005, the balance of the notes payable totaled $184.

INFLATION

Prior to 2005, inflation has not had a significant effect on us as we have been successful in mitigating the effects of inflation with aggressive cost reduction and productivity programs. In 2005, we experienced higher energy and commodity costs in production and higher fuel surcharges for product delivery. Although we have no such expectation, severe increases in inflation, however, could affect the North American economies and could have an adverse impact on our business, financial condition and results of operations.

CONTRACTUAL COMMITMENTS

The table below provides information on our contractual commitments as of December 25, 2005.

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt (1)	$882,187	$—	$—	$—	$882,187
Projected interest payments on long term debt (2)	422,882	68,141	136,282	123,653	94,806
Operating lease obligations	26,066	4,986	9,496	7,443	4,141
Capital lease obligations	388	172	161	55	—
Purchase obligations (3)	241,196	217,061	23,015	1,120	—
Postretirement medical benefits	2,644	80	128	103	2,333
Pension benefits	8,255	—	3,200	2,000	3,055
Other long-term obligations (4)	956	956	—	—	—

	$1,584,574	$291,396	$172,282	$134,374	$986,522

(1)	Long-term debt at face value includes schedule principal repayments and excludes interest payments.
(2)	The total projected interest payments on long-term debt are based upon borrowings and interest rates as of December 25, 2005. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.
(3)	The amounts indicated in this line primarily reflect future contractual payments, including certain take-or-pay arrangements entered into as part of the normal course of business. The amounts do not include obligations related to other contractual purchase obligations that are not take-or-pay arrangements. Such contractual purchase obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. Purchase obligations also include trade and consumer promotion and advertising commitments. We do not believe such purchase obligations will adversely affect our liquidity positions.
(4)	Other long-term obligations relate to the Omaha and Erie restructuring plan and severance costs related to the Aurora transaction.

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

Our significant accounting policies are detailed in Note 2 to the consolidated financial statements for the fiscal year ended December 25, 2005. The following areas are the most important and require the most difficult, subjective judgments.

Revenue recognition. Revenue consists of sales of our frozen food and dry food products. We recognize revenue from product sales upon shipment to our customers, at which point title and risk of loss are transferred and the selling price is fixed or determinable. Shipment completes the revenue-earning process, as an arrangement exists, delivery has occurred, the price is fixed and collectibility is reasonably assured. We estimate discounts and product return allowances and record them as a reduction of sales in the same period that the revenue is recognized.

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

Goodwill and Indefinite-lived Tradenames. We follow SFAS No. 142 “Goodwill and Other Intangible Assets” in evaluating the carrying value of goodwill and tradenames, which are indefinite lived intangible assets. At December 25, 2005, the carrying value of goodwill was approximately $359,513. Goodwill was assigned to our frozen foods segment, $67,713, and dry foods segment, $291,800. At December 25, 2005, the carrying value of the tradenames was approximately $761,282. The tradenames were assigned to our frozen foods segment, $231,542, and dry foods segment, $529,740. The goodwill and tradenames arose in connection with the Pinnacle Transaction and the Aurora Merger. The tradenames represent the fair value of the brands used in our retail products. The goodwill, which is allocated to reporting units (one level below our reportable segments), represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. We performed valuations of the reporting units acquired in the transactions and allocated goodwill based upon the respective contribution to the excess purchase price.

We evaluate, on at least an annual basis in December, the carrying amount of goodwill and indefinite-lived tradenames to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. We measure recoverability of the carrying value of these assets by comparison with discounted cash flows attributable to the tradename or the reporting unit to which the goodwill relates. In determining the amount of the impairment charges, if any, we compare the estimated fair value of a tradename or reporting unit to its estimated book value. In estimating the fair value, we primarily use the income approach, which utilizes forecasted discounted cash flows to estimate the fair value. If the carrying value of a tradename exceeds its fair value at the time of the evaluation, we would charge the shortfall to earnings. In measuring the amount of the goodwill impairment, we made a hypothetical allocation of the estimated fair value of the reporting units to the tangible and intangible assets (other than goodwill) within the respective reporting units using the same rules for determining fair value and allocation under SFAS 141 “Business Combinations” as we would use if it were an original purchase price allocation. If the carrying value of a reporting unit exceeds its fair value at the time of the evaluation, we would compare the implied fair value of the reporting unit’s goodwill to its carrying amount and any shortfall would be charged to earnings. Assumptions underlying fair value estimates are subject to risks and uncertainties. In our recent impairment tests, we forecasted cash flows for six years plus a terminal year and assumed a discount rate of 11%. Such cash flows for each of the six years and terminal year assume growth rates that average between 2.6% and 3.2%, which are determined based upon our expectations for each of the individual reporting units.

Pensions and retiree medical benefits. We provide pension and post-retirement benefits to certain employees and retirees. Determining the costs associated with such benefits depends on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, turnover rates and health care trend rates. Independent actuaries, in accordance with generally accepted accounting principles, perform the required calculations to determine expense. We generally accumulate actual results that differ from the actuarial assumptions and amortize such results over future periods.

Insurance reserves. We are self-insured and retain liabilities under our worker’s compensation insurance policy. An independent, third-party actuary estimates the outstanding retained-insurance liabilities by projecting incurred losses to their ultimate liability and subtracting amounts paid-to-date to obtain the remaining liabilities. We base actuarial estimates of ultimate liability on actual incurred losses, estimates of incurred but not yet reported losses – based on historical information from both us and the industry - and the projected costs to resolve these losses. Retained-insurance liabilities may differ based on new events or circumstances that might materially impact the ultimate cost to settle these losses.

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

Stock options. We have elected to use Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS Statement No. 123,” requires us to make pro forma disclosure of net earnings and earnings per share as if we had applied the fair value method of accounting for stock options in measuring compensation cost. Sale of Crunch Holding Corp. (“CHC”), the successor’s sole shareholder, and the Predecessor stock is restricted. Except under certain circumstances, the CHC and the Predecessor had the option to purchase at fair value all or any portion of the shares of common stock acquired by exercise of options held by employees in the event of termination or a change in control. At the time an event occurs that allowed CHC or the Predecessor to exercise its option, they would record compensation expense for the difference between the aggregate fair value of the shares of common stock and the aggregate exercise price of the stock options. The Pinnacle Transaction was an event that allowed the Predecessor to exercise that option. At the time of the Pinnacle Transaction, all Predecessor options vested were purchased by the Predecessor at the closing date and compensation expense of $4.9 million was recorded immediately prior to the Pinnacle Transaction. For the options issued by CHC, no compensation expense related to the options is reflected in net earnings as all options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant.

NEW ACCOUNTING PRONOUNCEMENTS

On December 27, 2004, we implemented FASB interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities –an Interpretation of ARB No. 51 (revised). Implementation of this accounting standard has had no significant impact on our financial position, results of operations, or cash flows. FIN 46R provides guidance on the identification of entities for which control is achieved though means other than through voting rights (“variable-interest entity”) and how to determine when an entity is the primary beneficiary and required to consolidate a variable interest entity.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have adopted this statement, which did not have any effect on our financial statements.

On December 26, 2005, we implemented SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” Implementation of this accounting standard will have no significant impact on our financial position, results of operations, or cash flows. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

In fiscal 2005, we implemented FIN 47 “Accounting for Conditional Asset Retirement Obligations, an Interpretation of SFAS Statement No. 143.” Implementation of this accounting standard has had no significant impact on our financial position, results of operations, or cash flows. FIN 47 clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using APB No. 25 and generally requires that such transactions be accounted for using a fair value method. In fiscal year 2005 and earlier, we accounted for stock options according to the provisions of APB No. 25 and related interpretations, and accordingly no compensation expense was required. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2005.

We will adopt SFAS No. 123R in the first quarter of 2006 by using the modified prospective approach. Under this method, we will recognize compensation expense for all share-based payments over the vesting period based on their grant-date fair value. Measurement and our method of amortization of costs for share-based payments granted prior to, but not vested as of the date of adoption, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS No. 123 pro forma disclosure. Prior periods will not be restated. Currently, we use the Bi-nominal Lattice option-pricing model to estimate the value of stock options granted to employees in our pro forma disclosure and plan to continue to use this method upon adoption of SFAS No. 123R.

The impact on our earnings in fiscal year 2006 of these requirements is currently estimated in the range of $1.1 million to $1.3 million. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB Opinion No. 20, “Accounting Changes,” (APB 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Upon the adoption of SFAS 154 beginning December 26, 2005, we will apply the standard’s guidance to changes in accounting methods as required. We do not expect the adoption of SFAS 154 will have a material impact on our consolidated results of operations and financial condition.

OFF BALANCE SHEET ARRANGEMENTS

As of December 25, 2005, we did not have any off balance sheet obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL INSTRUMENTS

We utilize derivative financial instruments to enhance our ability to manage risks, including risks related to interest rates and foreign currency exchange rates, which exist as part of ongoing business operations. We do not enter into contracts for speculative purposes, nor are we a party to any leveraged derivative instrument. We monitor the use of derivative financial instruments through regular communication with senior management and the utilization of written guidelines.

We rely primarily on bank borrowings to meet our funding requirements. We utilize interest rate swap agreements or other derivative instruments to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. We will recognize the amounts that we pay or receive on hedges related to debt as an adjustment to interest expense.

We have entered into four interest rate swap agreements with counterparties, including JP Morgan Chase Bank (a related party), to effectively change a portion of the floating rate payments on our Senior Secured Credit Facility into fixed rate payments. The first swap agreement became effective April 26, 2004, terminated December 31, 2004 and had a notional amount of $545.0 million; the second swap agreement commenced January 4, 2005, terminated on January 3, 2006 and has a notional amount of $450.0 million; the third swap agreement commences January 3, 2006, terminates on January 2, 2007 and has a notional amount of $100.0 million, and the fourth swap agreement commences on January 3, 2006, terminates on January 2, 2007 and has a notional amount of $250.0 million. Interest payments determined under each swap agreement are based on these notional amounts, which match or are expected to match a portion of our outstanding borrowings under the Senior Secured Credit Facility during the periods that each interest rate swap is outstanding. Floating interest rate payments to be received under each swap are based on U.S. Dollar LIBOR, which is the same basis for determining the floating rate payments on the Senior Secured Credit Facility. The fixed interest rate payments that we will pay under the swap agreements are determined using the following approximate fixed interest rates: 1.39% for the swap terminating December 31, 2004; 2.25% for the swap terminating January 1, 2006; and 3.75% for two swaps terminating January 2, 2007.

These swaps were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In December 2005, the $450.0 million interest rate swap with the termination date of January 3, 2006 and the $100.0 million interest rate swap with the termination date of January 2, 2007 were terminated early with the Company realizing a gain upon the settlement of $3.0 million. As of December 25, 2005, the fair value of the remaining interest rate swap contract was a gain of $2.4 million, which was all recorded in Other assets, net in the Consolidated Balance Sheet. As of December 26, 2004, the fair value of the interest rate swaps was a gain of $3.8 million. Of the amount at December 26, 2004, $0.2 million is recorded in Other current assets and $3.6 million is recorded in Other assets, net in the Consolidated Balance Sheet. During fiscal 2005, we realized in cash a gain on the interest rate swaps of $6.0 million, which includes the $3.0 million gain from the early terminations discussed above. The realized gains are recorded as a decrease to interest expense in the Consolidated Statement of Operations.

We have entered into various natural gas swap transactions with JP Morgan Chase Bank (a related party) to lower our exposure to the price of natural gas. As of December 25, 2005, the trades in effect mature from January through March 2006 and have various notional quantities of MMBTU’s per month. We will pay a fixed price of $12.18 per MMBTU, with settlements monthly. These swaps were not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

For the swap transactions maturing during fiscal 2005 and the 21 weeks ended December 26, 2004, we realized a gain of $0.9 million and $0.2 million, respectively, which is recorded as a reduction to cost of products sold. Additionally, as of December 25, 2005 and December 26, 2004, the fair value of the remaining natural gas swaps was a gain of less than $0.1 million and $0.1 million, respectively, which is recorded in Other current assets. The related offset is recorded as a gain and was recognized as a reduction to cost of products sold.

We have also entered into various foreign currency exchange transactions with JP Morgan Chase Bank (a related party) to lower our exposure to the exchange rates between the U.S. and Canadian dollar. Each agreement is based upon a notional amount in Canadian dollars, which is expected to approximate a portion of the amount of our Canadian subsidiary’s U.S. dollar denominated purchases for the month. The trades outstanding as of December 25, 2005 run through December 2006. We will pay a fixed exchange rate of 1.1669 Canadian dollars per U.S. dollar, with settlements monthly. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 25, 2005, the fair value of the remaining foreign exchange swaps was a loss of $0.3 million, which is recorded in Accrued Liabilities in the Consolidated Balance Sheet. For the swap transactions maturing during fiscal 2005, we realized in cash a loss of $0.1 million on the foreign exchange swaps, which is recorded as an adjustment to cost of products sold. Additionally, we recognized non-cash losses during fiscal 2005 totaling $0.3 million. The non-cash losses are recognized as an adjustment to cost of products sold in the Consolidated Statement of Operations.

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

We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. The contract value of the outstanding standby letter of credit as of December 25, 2005 was $7.2 million, which approximates fair value. As of December 25, 2005, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $4.3 million, which approximates fair value.

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

We have entered into various natural gas swap transactions with JP Morgan Chase Bank (a related party) to lower our exposure to the price of natural gas. As of December 25, 2005, the trades in effect mature from January through March 2006 and have various notional quantities of MMBTU’s per month. We will pay a fixed price of $12.18 per MMBTU, with settlements monthly. These swaps were not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

For the swap transactions maturing during fiscal 2005 and the 21 weeks ended December 26, 2004, we realized a gain of $0.9 million and $0.2 million, respectively, which is recorded as a reduction to cost of products sold. Additionally, as of December 25, 2005 and December 26, 2004, the fair value of the remaining natural gas swaps was a gain of less than $0.1 million and $0.1 million, respectively, which is recorded in Other current assets. The related offset is recorded as a gain and was recognized as a reduction to cost of products sold.

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

Financial statements begin on the following page

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Pinnacle Foods Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholder’s equity present fairly, in all material respects, the financial position of Pinnacle Foods Group Inc. and its subsidiaries (the “Company”) at December 25, 2005 and December 26, 2004, and the results of their operations and their cash flows for the year ended December 25, 2005, for the period from August 1, 2004 to December 26, 2004 and for the period from November 25, 2003 to July 31, 2004 (“Successor” as defined in Note 1) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 24, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Pinnacle Foods Group Inc.:

In our opinion, the accompanying consolidated statements of operations, cash flows and shareholder’s equity present fairly, in all material respects, the results of operations and cash flows of Pinnacle Foods Group Inc. and its subsidiaries (the “Company”) for the period from August 1, 2003 to November 24, 2003 and for the year ended July 31, 2003 (“Predecessor” as defined in Note 1) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

November 24, 2004

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Successor			Predecessor
	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003	Fiscal year ended July 31, 2003
Net sales	$1,255,735	$511,190	$574,352	$181,379	$574,482

Costs and expenses
Cost of products sold	997,198	420,080	502,967	134,233	447,527
Marketing and selling expenses	101,159	53,588	57,910	24,335	57,915
Administrative expenses	40,242	15,216	32,258	9,454	32,878
Research and development expenses	3,625	1,459	2,436	814	3,040
Goodwill impairment charge	54,757	4,308	1,835	—	1,550
Other expense (income), net	31,836	5,680	38,096	7,956	6,492

Total costs and expenses	1,228,817	500,331	635,502	176,792	549,402

Earnings (loss) before interest and taxes	26,918	10,859	(61,150)	4,587	25,080
Interest expense	71,104	26,260	26,240	9,310	11,592
Interest income	584	120	320	143	476

(Loss) earnings before income taxes	(43,602)	(15,281)	(87,070)	(4,580)	13,964
(Benefit) provision for income taxes	(426)	9,425	(3,157)	(1,506)	5,516

Net (loss) earnings	$(43,176)	$(24,706)	$(83,913)	$(3,074)	$8,448

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 25, 2005	December 26, 2004
Current assets:
Cash and cash equivalents	$519	$2,235
Accounts receivable, net	76,255	74,365
Inventories, net	170,621	205,510
Other current assets	2,944	3,991
Deferred tax assets	1,417	707

Total current assets	251,756	286,808

Plant assets, net	219,101	223,740
Tradenames	761,282	780,544
Other assets, net	44,842	57,670
Goodwill	359,513	416,863

Total assets	$1,636,494	$1,765,625

Current liabilities:
Current portion of long-term obligations	$153	$5,574
Notes payable	184	—
Accounts payable	61,765	87,921
Accrued trade marketing expense	32,980	46,014
Accrued liabilities	71,459	74,094
Accrued income taxes	1,035	1,477

Total current liabilities	167,576	215,080

Long-term debt	888,311	937,506
Pension and other postretirement benefits	10,899	6,581
Deferred tax liabilities	213,184	213,091

Total liabilities	1,279,970	1,372,258

Commitments and contingencies

Shareholder’s equity:
Pinnacle Common stock: par value $.01 per share, 100 shares authorized, issued 100	—	—
Additional paid-in-capital	529,425	519,433
Accumulated other comprehensive (loss) income	(3,768)	48
Carryover of Predecessor basis of net assets	(17,338)	(17,495)
Accumulated deficit	(151,795)	(108,619)

Total shareholder’s equity	356,524	393,367

Total liabilities and shareholder’s equity	$1,636,494	$1,765,625

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor			Predecessor
	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003	Fiscal year ended July 31, 2003
Cash flows from operating activities
Net (loss) earnings from operations	$(43,176)	$(24,706)	$(83,913)	$(3,074)	$8,448
Non-cash charges (credits) to net earnings
Depreciation and amortization	39,088	17,068	24,570	6,136	22,948
Restructuring and impairment charges	75,521	6,969	16,312	1,262	4,941
Amortization of debt acquisition costs	6,334	1,995	2,652	6,907	1,630
Amortization of bond premium	(525)	(201)	(323)	—	—
Change in value of financial instruments	1,703	(360)	(3,492)	—	—
Equity related compensation charge	—	—	18,400	4,935	—
Postretirement healthcare benefits	(256)	(1,262)	(593)	(527)	(1,324)
Pension expense	595	310	820	342	1,323
Deferred income taxes	(616)	9,398	(2,942)	(986)	5,762
Changes in working capital
Accounts receivable	(1,607)	(7,734)	29,059	(9,297)	(812)
Inventories	35,092	(23,010)	20,483	(25,288)	(2,217)
Accrued trade marketing expense	(13,178)	3,188	468	(4,815)	(1,706)
Accounts payable	(32,074)	18,682	24,378	1,279	(4,685)
Other current assets and liabilities	(2,154)	(2,825)	(14,809)	(313)	(1,357)

Net cash provided by (used in) operating activities	64,747	(2,488)	31,070	(23,439)	32,951

Cash flows from investing activities
Payments for business acquisitions	—	—	—	—	(56)
Capital expenditures	(30,931)	(8,073)	(9,826)	(1,511)	(8,787)
Pinnacle merger consideration	1,595	(130)	(361,062)	—	—
Pinnacle merger costs	—	—	(7,154)	—	—
Aurora merger consideration	—	—	(663,759)	—	—
Aurora merger costs	—	(2,333)	(16,980)	—	—
Sale of plant assets	561	—	—	—	48
Acquisition of license	—	(1,919)	—	—	—

Net cash used in investing activities	(28,775)	(12,455)	(1,058,781)	(1,511)	(8,795)

Cash flows from financing activities
Change in bank overdrafts	6,404	(16,413)	11,603	(262)	(2,419)
Repayment of capital lease obligations	(129)	(41)	(4)	—	(9)
Issuance of common stock	—	—	—	—	412
Equity contribution	9,992	—	275,088	—	—
Debt acquisition costs	(51)	(2,822)	(37,766)	—	—
Proceeds from bond offerings	—	—	400,976	—	—
Proceeds from bank term loans	—	—	545,000	—	—
Proceeds from notes payable borrowing	31,626	30,000	21,500	—	—
Repayments of notes payable	(31,442)	(30,000)	(21,500)	—	—
Repayments of Predecessor’s long term obligations	—	—	(175,000)	—	(15,000)
Repayments of long term obligations	(54,088)	(1,363)	(1,363)	—	—

Net cash (used in) provided by financing activities	(37,688)	(20,639)	1,018,534	(262)	(17,016)

Effect of exchange rate changes on cash	—	36	—	42	17

Net change in cash and cash equivalents	(1,716)	(35,546)	(9,177)	(25,170)	7,157
Cash and cash equivalents - beginning of period	2,235	37,781	46,958	72,128	64,971

Cash and cash equivalents - end of period	$519	$2,235	$37,781	$46,958	$72,128

Supplemental disclosures of cash flow information:
Interest paid	$65,832	$23,547	$28,776	$2,517	$10,001
Interest received	570	120	320	143	476
Income taxes refunded (paid)	305	627	37	3,308	269
Non-cash investing activity:
Capital leases	(126)	(357)
Aurora merger consideration	—	—	(225,120)	—	—
Aurora merger costs	—	—	(4,628)	—	—
Non-cash financing activity
Aurora merger equity contribution	—	—	225,120	—	—

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings (Deficit)	Carryover of Predecessor basis of net assets	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	Shares	Amount
Predecessor
Balance at July 31, 2002	162,187	$1,622	$163,914	$3,944		$(32)	$169,448

Comprehensive income:
Net earnings				8,448			8,448
Foreign currency translation						179	179

Total comprehensive income							8,627

Stock issued, principally under the 2001 Stock Purchase Plan, net of expenses	417	4	408				412

Balance at July 31, 2003	162,604	$1,626	$164,322	$12,392		$147	$178,487

Stock Compensation			4,935				4,935
Comprehensive income:
Net loss				(3,074)			(3,074)
Foreign currency translation						78	78

Total comprehensive loss							(2,996)

Balance at November 24, 2003	162,604	$1,626	$169,257	$9,318	$—	$225	$180,426

Successor
Balance at November 25, 2003	100	$—	$180,637	$—	$(17,495)	$—	$163,142

Equity contributions:
Cash			95,276				95,276
Noncash			225,120				225,120
Equity related compensation			18,400				18,400
Comprehensive income:
Net loss				(83,913)			(83,913)
Foreign currency translation						(10)	(10)

Total comprehensive loss							(83,923)

Balance at July 31, 2004	100	$—	$519,433	$(83,913)	$(17,495)	$(10)	$418,015

Comprehensive income:
Net loss				(24,706)			(24,706)
Foreign currency translation						58	58

Total comprehensive loss							(24,648)

Balance at December 26, 2004	100	$—	$519,433	$(108,619)	$(17,495)	$48	$393,367

Equity contributions:
Cash			9,992				9,992
Impact of additional purchase accounting adjustments					157		157
Comprehensive income:
Net loss				(43,176)			(43,176)
Foreign currency translation						203	203
Minimum pension liability						(4,019)	(4,019)

Total comprehensive loss							(46,992)

Balance at December 25, 2005	100	$—	$529,425	$(151,795)	$(17,338)	$(3,768)	$356,524

See accompanying Notes to Consolidated Financial Statements.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

1. Summary of Business Activities

Business Overview

Pinnacle Foods Group Inc. (hereafter referred to as the “Company” or “PFGI”) is a leading producer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in two operating segments: (i) frozen foods and (ii) dry foods. The Company’s frozen foods segment consists primarily of Swanson and Hungry Man frozen foods products, Van de Kamp’s and Mrs. Paul’s frozen seafood, Aunt Jemima frozen breakfasts, Lender’s bagels and other frozen foods under the Celeste and Chef’s Choice name, as well as food service and private label products. The Company’s dry foods segment consists primarily of Vlasic pickles, peppers and relish products, Duncan Hines baking mixes and frostings, Mrs. Butterworth’s and Log Cabin syrups and pancake mixes, and Open Pit barbecue sauce, as well as food service and private label products.

As discussed in more detail below, effective November 24, 2003, Pinnacle Foods Holding Corporation (“PFHC”) and certain newly-formed investor companies consummated a merger (the “Pinnacle Transaction”). The ultimate parent of these investor companies is Crunch Equity Holding, LLC (“LLC”). Each share of PFHC’s issued and outstanding stock immediately prior to the closing of the Pinnacle Transaction was converted into the right to receive the per share merger consideration in cash. Therefore, PFHC was effectively acquired by LLC on November 25, 2003.

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

For purposes of identification and description, the Company is referred to as the “Predecessor” for the period prior to the Pinnacle Transaction occurring on November 24, 2003, and the “Successor” for the period subsequent to the Pinnacle Transaction.

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

Pinnacle Transaction and Change of Control

On August 8, 2003, PFHC, Crunch Holding Corp. (“CHC”) and Crunch Acquisition Corp. (“CAC”) entered into an agreement and plan of merger. CHC was a newly formed Delaware corporation and a wholly-owned subsidiary of LLC, and CAC was a newly formed Delaware corporation and a wholly-owned subsidiary of CHC. J.P. Morgan Partners, LLC (“JPMP”), J.W. Childs Associates, L.P. (or its affiliates, as appropriate, “JWC”) and CDM Investor Group LLC (“CDM” and together with JPMP and JWC, the “Sponsors”), together with certain of their affiliates, as of the closing of this Pinnacle Transaction, own 100% of the outstanding voting units of LLC on a fully diluted basis. Prior to the Pinnacle Transaction, JPMP owned approximately 9.2% of PFHC’s common stock. The closing of the Pinnacle Transaction occurred on November 25, 2003.

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes accounting and reporting for business combinations. SFAS No. 141 requires all business combinations be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. The Successor has accounted for the Pinnacle Transaction in accordance with these standards. The Merger of PFHC with CAC is being treated as a purchase with LLC (whose sole asset is its indirect investment in the common stock of PFHC) as the accounting acquiror in accordance with SFAS No. 141, and is accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions.”

Following the guidance in EITF Issue No. 88-16, the net assets associated with the 9.2% of the outstanding PFHC common stock owned by JPMP and certain members of CDM before the Pinnacle Transaction were carried over at the Predecessor basis and the net assets related to the 90.8% of the outstanding PFHC common stock before the Merger not owned by JPMP and certain members of CDM have been recorded at fair value. The excess of the purchase price over Predecessor basis of net assets of the PFHC common stock owned by JPMP and certain members of CDM prior to the Pinnacle Transaction was $17,338 and is recorded as carry-over basis in shareholder’s equity.

The total cost of the Pinnacle Transaction, after adjusting for the final working capital adjustment, consists of:

Stated purchase price	$485,000
Working capital adjustments	8,414
Acquisition costs	7,154

Total cost of acquisition	$500,568

Of the total consideration paid to the Predecessor’s shareholders outlined above, $10 million was deposited into an escrow account pending finalization of the working capital adjustment. In April 2004, a partial distribution of approximately $7 million was disbursed from the working capital escrow account. During the first quarter of 2005, the working capital adjustment was settled at $8.4 million and the final distribution from the escrow was made. This resulted in a reduction of purchase price and goodwill of approximately $1.6 million.

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

(in thousands)

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

The total intangible assets amounted to $248,723, of which $106,156 was assigned to tradenames that are not subject to amortization. Goodwill, which is not subject to amortization, amounted to $142,567, of which $140,800 was allocated to the dry foods segment and $1,767 was allocated to the frozen foods segment. No new tax-deductible goodwill was created as a result of the Pinnacle Transaction, but historical tax-deductible goodwill in the amount of $1,661 does exist.

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

The Pinnacle Transaction was financed through borrowings of a $120 million Term Loan and a $21.5 million Revolver drawing under the Successor’s Senior Secured Credit Facilities, $200 million of Senior Subordinated Notes issued November 2003 and $181 million equity contribution from the Sponsors.

As a result of the Pinnacle Transaction, our initial capitalization at the Merger date consisted of:

Borrowings under new revolving credit facility	$21,500
Borrowings of new term loan	120,000
Issuance of new senior subordinated notes	200,000
Additional paid-in capital	180,637

Total capitalization	$522,137

Other Pinnacle Transaction Related Matters

Immediately prior to closing, pursuant to their original terms, all of the Predecessor’s outstanding stock options vested and the Predecessor exercised its purchase option to purchase at fair value all of the shares of common stock to be acquired by exercise of options held by employees pursuant to the Stock Option Plan. As a result, compensation expense of approximately $4.9 million was recorded in the Consolidated Statement of Operations immediately before the Pinnacle Transaction for the difference between the aggregate fair value of the shares of common stock and the aggregate exercise price of the stock options

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

From and after the consummation of the Pinnacle Transaction, each outstanding warrant will thereafter entitle the holder thereof to receive, in consideration for the cancellation of such warrant, an amount in cash equal to the excess, if any, of the final per share Pinnacle Transaction consideration over the exercise price of such warrant and no more. Because the warrant’s strike price is $3.00 per share and as the Pinnacle Transaction consideration was approximately $2.14 per share, no payment to warrant holders is expected; thus, no value was assigned to the warrants.

The closing of the transaction represented a change in control under the Predecessor’s employment agreements with certain executives. As a result, the Predecessor was required to pay $1.7 million pursuant to these agreements and recorded a charge for such amount in the Consolidated Statement of Operations immediately before the Pinnacle Transaction. In addition, retention benefits to certain key employees of approximately $2.2 million were accrued as a compensation charge over the three-month retention period from the date of closing to the payment date in February 2004.

In connection with the formation of LLC, certain ownership units of LLC were issued to CDM, which is controlled by certain members of PFGI’s management. Certain of these units provide a profits interest consisting of an interest in distributions to the extent in excess of capital contributed by members of the LLC. The interests vest immediately. The fair value of the interests at the date of grant was $11 million and has been included in the Successor’s Consolidated Balance Sheet as an increase in Successor’s paid-in-capital and in the Consolidated Statement of Operations for the 36 weeks ended July 31, 2004 as an expense reflecting the charge for the fair value immediately after consummation of the Pinnacle Transaction. Additional units were issued in connection with the Aurora Merger and are discussed in Note 3 to the Consolidated Financial Statements.

The Advisory and Oversight Agreement between the Predecessor and an affiliate of the majority selling shareowners, and the stockholders agreement between PFHC and Predecessor’s current shareholders, was terminated at closing. Also, at closing, all members of the board of directors of PFHC resigned. Subsequent to the Pinnacle Transaction, directors of Crunch Acquisition Corp. became directors of the surviving corporation, Pinnacle Foods Holding Corporation.

2. Summary of Significant Accounting Policies

Consolidation. The consolidated financial statements include the accounts of PFGI and its wholly-owned subsidiaries. The results of companies acquired during the year are included in the consolidated financial statements from the effective date. Intercompany transactions have been eliminated in consolidation.

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

Inventories. Substantially all inventories are valued at the lower of average cost or market. Cost is determined by the first-in first-out method. The nature of costs included in inventory is: ingredients, containers, packaging, other raw materials, direct manufacturing labor and fully absorbed manufacturing overheads. When necessary, the Company provides allowances to adjust the carrying value of its inventory to the lower of cost or net realizable value, including any costs to sell or dispose including consideration for obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Plant Assets. Plant assets are stated at historical cost, and depreciation is computed using the straight-line method over the lives of the assets. Buildings and machinery and equipment are depreciated over periods not exceeding 45 years and 15 years, respectively. The weighted average estimated remaining useful lives are approximately 18 years for buildings and 7 years for machinery and equipment. When assets are retired, sold, or otherwise disposed of, their gross carrying value and related accumulated depreciation are removed from the accounts and included in determining gain or loss on such disposals. Costs of assets acquired in a business combination are based on the estimated fair value at the date of acquisition.

Goodwill and Indefinite-lived Intangible Assets. The Company evaluates, on at least an annual basis in December, the carrying amount of goodwill and indefinite-lived tradenames to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. The Company performs goodwill impairment testing for each business which constitutes a component of the Company’s two operating segments, frozen foods and dry foods, known as reporting units. The Company compares the fair value of these reporting units with their carrying values inclusive of goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount and any shortfall is charged to earnings. In estimating the implied fair value of the goodwill, the Company estimates the fair value of the reporting unit’s tangible and intangible assets (other than goodwill). For indefinite-lived tradename intangible assets the Company determines recoverability by comparing the carrying value to its fair value estimated based on discounted cash flows attributable to the tradename and charges the shortfall, if any, to earnings. In estimating the fair value, the Company primarily uses the income approach, which utilizes forecasted discounted cash flows to estimate fair values. Assumptions underlying fair value estimates are subject to risks and uncertainties.

Valuation of Long-Lived Assets. The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” on August 1, 2002. The carrying value of long-lived assets held and used, other than goodwill, is evaluated at the asset group when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from such asset group are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset group. Fair market value is determined primarily using the projected cash flows from the asset group discounted at a rate commensurate with the risk involved. Losses on long-lived asset groups held for sale, other than goodwill, are determined in a similar manner, except that fair market values are reduced for disposal costs.

Revenue Recognition. Revenue from product sales is recognized upon shipment to the customers as terms are FOB shipping point, at which point title and risk of loss is transferred and the selling price is fixed or determinable. This completes the revenue-earning process, specifically that an arrangement exists, delivery has occurred, the price is fixed and collectibility is reasonably assured. A provision for payment discounts and product return allowances is recorded as a reduction of sales in the same period that the revenue is recognized.

Trade promotions, consisting primarily of customer pricing allowances and merchandising funds, and consumer coupons are offered through various programs to customers and consumers. Sales are recorded net of estimated trade promotion spending, which is recognized as incurred at the time of sale. Certain retailers require the payment of slotting fees in order to obtain space for the Company’s products on the retailer’s store shelves. The fees are recognized as reductions of revenue at the earlier of the date cash is paid or a liability to the retailer is created. These amounts are included in the determination of net sales. Accruals for expected payouts under these programs are included as accrued trade marketing expense line in the Consolidated Balance Sheet. Coupon redemption costs are also recognized as reductions of net sales when issued.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Marketing Expenses. Trade marketing expense is comprised of amounts paid to retailers for programs designed to promote our products. These costs include standard introductory allowances for new products. They also include the cost of in-store product displays, feature pricing in retailers’ advertisements and other temporary price reductions. These programs are offered to our customers both in fixed and variable (rate per case) amounts. The ultimate cost of these programs depends on retailer performance and is the subject of significant management estimates. The Company records as expense the estimated ultimate cost of the program in the period during which the program occurs. In accordance with EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer,” these trade marketing expenses are classified in the Consolidated Statement of Operations as a reduction of net sales. Also, in accordance with EITF No. 01-9, coupon redemption costs are also recognized as reductions of net sales when issued. Marketing expenses recorded as a reduction of net sales of the Successor were $500,131, $219,534 and $219,452 in 2005, the 21 weeks ended December 26, 2004 and in the 36 weeks ended July 31, 2004, respectively. Marketing expenses of the Predecessor were $48,038 in the 16 weeks ended November 24, 2003 and $174,833 in 2003.

Advertising. Advertising costs include the cost of working media (advertising on television, radio or in print), the cost of producing advertising, and the cost of coupon insertion and distribution. Working media and coupon insertion and distribution costs are expensed in the period the advertising is run or the coupons are distributed. The cost of producing advertising is expensed as of the first date the advertisement takes place. Advertising included in the Successor’s marketing and selling expenses were $41,989, $28,428 and $20,620 in 2005, the 21 weeks ended December 26, 2004 and in the 36 weeks ended July 31, 2004, respectively. Advertising included in the Predecessor’s marketing and selling expenses were $14,590 in the 16 weeks ended November 24, 2003 and $25,402 in 2003.

Shipping and Handling Costs. In accordance with the EITF No. 00-10 “Accounting for Shipping and Handling Revenues and Costs,” costs related to shipping and handling of products shipped to customers are classified as cost of products sold.

Stock Based Compensation. As permitted by SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company uses the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee stock-base compensation. No compensation expense for employee stock options granted is reflected in net earnings as all options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant. Net earnings, as reported, include compensation expense related to ownership units of LLC issued to CDM Investor Group LLC. See Notes 1 and 3.

The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for all periods presented.

	Successor			Predecessor
	Fiscal Year Ended December 25, 2005	21 weeks Ended December 26, 2004	36 weeks Ended July 31, 2004	16 weeks Ended November 24, 2003	Fiscal Year Ended July 31, 2003
Net earnings (loss), as reported	$(43,176)	$(24,706)	$(83,913)	$(3,074)	$8,448
Add: Stock-based compensation expense included in reported net income, net of tax	—	—	18,400	3,158	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	(1,147)	(504)	(19,031)	(734)	(268)

Pro forma net earnings (loss)	$(44,323)	$(25,210)	$(84,544)	$(650)	$8,180

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

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

Financial Instruments. The Company uses financial instruments, primarily swap contracts, to manage its exposure to movements in interest rates, commodity prices and foreign currencies. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivatives. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized monthly in earnings. The cash flows associated with the financial instruments are included in the cash flow from operating activities.

Deferred financing costs. Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is prepaid or retired early, the related unamortized deferred financing costs are written off in the period the debt is retired.

Capitalized Internal Use Software Costs. The Company capitalizes the cost of internal-use software that has a useful life in excess of one year in accordance with SOP 98-1, “Accounting for the Costs of Computer software Developed or Obtained for Internal Use.” These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally 2 1/2 to 3 years. For fiscal 2005, the transition year, the 36 weeks ended July 31, 2004, the 16 weeks ended November 25, 2003 and fiscal 2003, the Company amortized $1,629, $279, $533, $408, and $2,230, respectively. Additionally, as of December 25, 2005 and December 26, 2004, the net book value of Capitalized internal use software totaled $2,485 and $1,818, respectively.

Comprehensive Income. Comprehensive income includes net earnings (loss), foreign currency translation adjustments and adjustments to the minimum pension liability that is currently presented as a component of shareholder’s equity. The components of accumulated other comprehensive (loss) income at year end was as follows:

	December 25, 2005	December 26, 2004
Foreign currency translation adjustment	$251	$48
Minimum pension liability	(4,019)	—

Total	$(3,768)	$48

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

Recently Issued Accounting Pronouncements

On December 27, 2004, the Company implemented FASB interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities –an Interpretation of ARB No. 51 (revised). Implementation of this accounting standard has had no significant impact on the Company’s financial position, results of operations, or cash flows. FIN 46R provides guidance on the identification of entities for which control is achieved though means other than through voting rights (“variable-interest entity”) and how to determine when an entity is the primary beneficiary and required to consolidate a variable interest entity.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has adopted this statement, which did not have any effect on its financial statements.

On December 26, 2005, the Company implemented SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” Implementation of this accounting standard will have no significant impact on the Company’s financial position, results of operations, or cash flows. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

In fiscal 2005, the Company implemented FIN 47 “Accounting for Conditional Asset Retirement Obligations, an Interpretation of SFAS Statement No. 143.” Implementation of this accounting standard has had no significant impact on the Company’s financial position, results of operations, or cash flows. FIN 47 clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using APB No. 25 and generally requires that such transactions be accounted for using a fair value method. In fiscal year 2005 and earlier, the Company accounted for stock options according to the provisions of APB No. 25 and related interpretations, and accordingly no compensation expense was required. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2005.

The Company will adopt SFAS No. 123R in the first quarter of 2006 by using the modified prospective approach. Under this method, we will recognize compensation expense for all share-based payments over the vesting period based on their grant-date fair value. Measurement and our method of amortization of costs for share-based payments granted prior to, but not vested as of the date of adoption, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS No. 123 pro forma disclosure. Prior periods will not be restated. Currently, the Company uses the Bi-nominal Lattice option-pricing model to estimate the value of stock options granted to employees in its pro forma disclosure and plans to continue to use this method upon adoption of SFAS No. 123R.

The impact on our earnings in fiscal year 2006 of these requirements is currently estimated in the range of $1.1 million to $1.3 million. Future expense amounts for any particular quarterly or annual period could be affected by changes in the Company’s assumptions or changes in market conditions.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB Opinion No. 20, “Accounting Changes,” (APB No. 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Upon the adoption of SFAS No. 154 beginning December 26, 2005, the Company will apply the standard’s guidance to changes in accounting methods as required. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its consolidated results of operations and financial condition.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

3. Acquisitions

Aurora Merger

On November 25, 2003, Aurora entered into a definitive agreement with LLC. The definitive agreement provided for a comprehensive restructuring transaction in which PFHC was merged with and into Aurora, with Aurora surviving the merger, following the filing and confirmation of a pre-negotiated bankruptcy reorganization case with respect to Aurora under Chapter 11 of the U.S. Bankruptcy Code. On December 8, 2003, Aurora and its subsidiary, Sea Coast Foods, Inc., filed their petitions for reorganization with the Bankruptcy Court. On February 20, 2004, the First Amended Joint Reorganization Plan of Aurora Foods Inc. and Sea Coast Foods, Inc., as modified, dated February 17, 2004, was confirmed by order of the Bankruptcy Court. We collectively refer to the restructuring, the financing thereof and the other related transactions as the “Aurora Merger.” This restructuring transaction was completed on March 19, 2004 and the surviving company was renamed Pinnacle Foods Group Inc.

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

In connection with the Aurora Merger, certain ownership units of LLC were issued to CDM Investor Group LLC (“CDM”), which is controlled by certain members of PFGI’s management. Certain of these units provide a profits interest consisting of an interest in distributions to the extent in excess of capital contributed by members of the LLC. The interests vest immediately. The fair value of the interests at the date of grant is $7.4 million and has been included in the Successor’s Consolidated Balance Sheet as an increase in Successor’s additional paid-in-capital and in the Consolidated Statement of Operations for the 36 weeks ended July 31, 2004 as an expense reflecting the charge for the fair value immediately after consummation of the Aurora Merger. Additional units were issued in connection with the Pinnacle Transaction and are discussed in Note 1 under the section entitled “Other Pinnacle Transaction Related Matters.”

After the consummation of the Aurora Merger, JPMP and JWC collectively own approximately 48% of LLC, the holders of Aurora’s senior subordinated notes own approximately 43% of LLC and CDM owns approximately 9% of LLC, in each case subject to dilution by up to 16% in management equity incentives.

Prior to its bankruptcy filing, Aurora entered into an agreement with its prepetition lending group compromising the amount of certain fees (i.e., excess leverage fees) due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the Bankruptcy Court. The appeals are pending. It is too early to predict the outcome of the appeals. The Company assumed a liability of $20.1 million through the Aurora Merger with respect to its total exposure relating to these fees, which is included in Accrued Liabilities on the Consolidated Balance Sheet.

The Aurora Merger was financed through borrowings of a $425.0 million Term Loan drawn under the Company’s Senior Secured Credit Facilities, $201.0 million gross proceeds from the February 2004 issuance of the 8.25% Senior Subordinated Notes due 2013, existing cash on the Aurora balance sheet and cash equity contributions of $84.4 million and $10.9 million by the Sponsors and from the Aurora bondholders, respectively.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The total cost of the Aurora Merger consists of:

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

The total intangible assets amounted to $974,540, of which $20,600 was assigned to recipes and formulas, which are amortized over an estimated useful life of five years, and $675,700 was assigned to tradenames that are not subject to amortization. Goodwill, which is not subject to amortization, amounted to $278,240, of which $150,872 was allocated to the dry foods segment and $127,368 was allocated to the frozen foods segment. No new tax-deductible goodwill was created as a result of the Aurora Merger, but historical tax-deductible goodwill in the amount of $386,386 does exist.

In accordance with the requirements of purchase method accounting for acquisitions, inventories as of March 19, 2004 were valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) which in the case of finished products was $13,185 higher than Aurora’s historical manufacturing cost. Cost of products sold in the 36 weeks ended July 31, 2004 includes a pre-tax charge of $13,185 representing the write-up of the inventory to fair value at March 19, 2004 of inventories, all of which were sold during the period March 19, 2004 to July 31, 2004.

Pro forma Information

The following schedule includes unaudited pro forma statement of operations data for fiscal year ended December 26, 2004 as if the Aurora Merger had occurred as of December 29, 2003. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the changes in capital structure resulting from the financings discussed above, purchase accounting adjustments resulting in changes to depreciation and amortization expenses, and the reduction in rent expense resulting from an office closure.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the results of operations would have been had the Aurora Merger occurred on the dates indicated above, nor does it purport to project the results of operations for any future period or as of any future date.

Fiscal year ended December 26, 2004
Net sales	$1,193,347
Earnings before interest and taxes	172,574
Net earnings	93,663

Pro forma depreciation and amortization expense included above was $43,499 for the fiscal year ended December 26, 2004.

Included in earnings (loss) before interest and taxes in the pro forma information above are the following material charges (credits):

Pinnacle Historical Financial Statements	Fiscal Year ended December 26, 2004
Flow through of fair value of Pinnacle inventories over manufactured cost as of November 25, 2003	$18,126
Flow through of fair value of Aurora inventories over manufactured cost as of March 19, 2004	13,185
Write off of obsolete inventory	10,743
Aurora acquisitions costs	23,322
Pinnacle acquisition costs	1,540
Omaha restructuring and impairment charge	15,633
Equity related compensation	7,400
Impairment of goodwill	6,143
Impairment of fixed assets and intangible assets	4,278
OPEB curtailment gain related to Omaha plant closing	(651)

Impact on earnings before interest and taxes	$99,719

Aurora Historical Financial Statements	Fiscal Year ended December 26, 2004
Write off of obsolete inventory	$725
Administrative restructuring and retention costs	548
Financial restructuring and divestiture costs	5,023
Reorganization (primarily consists of debt forgiveness)	(187,971)
Miscellaneous non-cash charges	207

Impact on earnings before interest and taxes	$(181,468)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

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

	Successor		Predecessor
	21 weeks ended December 26, 2004	5 weeks ended December 28, 2003	16 weeks ended November 24, 2003
		(Unaudited)
Net sales	$511,190	$49,658	$181,379

Costs and expenses
Cost of products sold	420,080	45,017	134,233
Marketing and selling expenses	53,588	6,499	24,335
Administrative expenses	15,216	2,879	9,454
Research and development expenses	1,459	234	814
Goodwill impairment charge	4,308	—	—
Other expense (income), net	5,680	11,870	7,956

Total costs and expenses	500,331	66,499	176,792

Earnings before interest and taxes	10,859	(16,841)	4,587
Interest expense	26,260	2,824	9,310
Interest income	120	2	143

Earnings before income taxes	(15,281)	(19,663)	(4,580)
Provision (benefit) for income taxes	9,425	(3,364)	(1,506)

Net (loss) earnings	$(24,706)	$(16,299)	$(3,074)

5. Restructuring and Impairment Charges

Successor

Frozen Food Segment

Erie, Pennsylvania Production Facility

On April 29, 2005, the Company’s board of directors approved a plan to permanently close its Erie, Pennsylvania production facility, as part of the Company’s plan of consolidating and streamlining production activities after the Aurora merger. Production from the Erie plant, which manufactures Mrs. Paul’s and Van de Kamp’s frozen seafood products and Aunt Jemima frozen breakfast products, will be relocated primarily to the Company’s Jackson, Tennessee production facility. Activities related to the closure of the plant are expected to be completed in 2006 and will result in the elimination of approximately 290 positions. Employee termination activities commenced in July 2005 and are expected to be completed by the end of the first quarter of 2006. In accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits”, the Company has accrued severance costs related to the employees to be terminated. In addition, the following table contains detailed information about the charges incurred related to the Erie restructuring plan, recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

Description	Estimated Total Charges	Change in Estimated Charges	Incurred Fiscal Year Ended December 25, 2005	Estimated Remaining Charges
Employee severance	$590	$319	$909	$—
Other costs	3,650	1,897	4,978	569

Total	$4,240	$2,216	$5,887	$569

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The charges incurred have been included in Other expense (income), net line in the Consolidated Statement of Operations for fiscal 2005. All such charges are reported under the frozen foods business segment.

The Company has transferred equipment with a net book value of approximately $3 million to other production locations, primarily in Jackson, Tennessee. The remaining property, plant and equipment have been evaluated as to recoverability. Based on an estimate of future cash flows over the remaining useful life of the assets, depreciation expense has been accelerated on the remaining asset value and resulted in additional depreciation expense of $4,788 from April 29, 2005 through December 25, 2005. Furthermore, additional depreciation expense of approximately $523 will be recorded during the first quarter of 2006.

Employees terminated as a result of this closure are eligible to receive severance pay and other benefits totaling $909, of which $672 has been paid as of December 25, 2005. The remaining severance was accrued in the Consolidated Balance Sheet at December 25, 2005. Other closing costs of approximately $5,547 relate to facility operating costs during the shutdown period and other shutdown costs and expenses associated with dismantling, transferring and reassembling certain equipment to Jackson, Tennessee. As of December 25, 2005, $50 has been accrued and $4,928 has been spent.

In connection with the plant closure, facility operating and shutdown costs as well as costs to dismantle, transfer and reassemble equipment and other plant shut down costs will be incurred and are expected to result in expense as incurred in the Company’s Statements of Operations of approximately $403 and $166 in the first and second quarter of 2006, respectively. Also, the Company expects to make capital expenditures in connection with this plant consolidation project totaling approximately $9.9 million, which will be incurred through the second quarter of 2006.

Mattoon, Illinois Production Facility

On April 21, 2005, the Company made and announced its decision effective May 9, 2005 to shutdown a bagel production line at its Mattoon, Illinois facility, which produces the Company’s Lender’s® bagels. In connection with the shutdown of the production line, the Company has terminated 28 full-time and 7 part-time employees. A portion of the assets that were used in the bagel line will be utilized in other production areas within the Company. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, the Company incurred a non-cash charge of $862 related to the asset impairment of the bagel line, which has been recorded as a component of Other expense (income), net in the Consolidated Statement of Operations for fiscal 2005. All such charges are reported under the frozen foods business segment. The Company expects that any costs associated with the removal of the assets would be offset from the proceeds received from the sale of those assets.

Omaha, Nebraska Production Facility

On April 7, 2004, the Company made and announced its decision to permanently close its Omaha, Nebraska production facility, as part of the Company’s plan of consolidating and streamlining production activities after the Aurora merger. Production from the Omaha plant, which manufactured Swanson frozen entree retail products and frozen foodservice products ceased in December 2004 and has been relocated to the Company’s Fayetteville, Arkansas and Jackson, Tennessee production facilities. Activities related to the closure of the plant were completed in the first quarter of 2005 and resulted in the elimination of 411 positions. The following table contains detailed information about the charges incurred to date related to the Omaha restructuring plan, recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits”, SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

Description	Original Estimated Charges	Change in Estimated Charges	Transfers	Incurred		Estimated Remaining Charges
				Through December 26, 2004	Fiscal Year Ended December 25, 2005
Asset impairment charges	$7,400	$2,649		$10,049	$—	$—
Employee severance	2,506	—	59	2,506	59	—
Other costs	4,984	(576)	(59)	3,078	1,205	66

Total	$14,890	$2,073	$—	$15,633	$1,264	$66

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

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

Employees terminated as a result of this closure were eligible to receive severance pay and benefits totaling $2,565, all of which has been disbursed as of December 25, 2005. Other closing costs of approximately $4,349 relate to other shutdown costs. As of December 25, 2005, $4,059 has been disbursed and $224 has been incurred and accrued.

The employee terminations resulted in a curtailment gain under the Company’s pension plan of $2,067 and postretirement benefit plan of approximately $1,142, as a portion of the unrecognized prior service credit will be immediately recognized when the employees terminate. In accordance with SFAS 88, the curtailment gain attributable to the pension plan was offset entirely by an unrecognized loss. The gain of $1,142 attributable to the postretirement benefit plan has been recognized as a component of cost of products sold in the Consolidated Statements of Operations during the 21 weeks ended December 26, 2004.

The Company will continue to incur certain costs until the plant is sold. We expect these costs to approximate $66 per quarter and the costs will be recorded in expense as incurred in the Company’s Statements of Operations.

Other Asset Impairments

In October 2004, the Company decided that it would discontinue producing product under the Chef’s Choice trade name, which is reported under the frozen foods segment of the Company. In accordance with the provisions of SFAS No. 142, the Company prepared a discounted cash flow analysis as of July 31, 2004 which indicated that the book value of related to the Chef’s Choice business unit exceeded its estimated fair value and that a goodwill impairment had occurred. Accordingly, the Company recorded a non-cash impairment charge during fiscal 2004 related to goodwill of $1,835.

As a result of the impairment charge related to the Chef Choice brand, the Company assessed whether there had been an impairment of the Company’s long-lived assets in accordance with SFAS 144. The Company concluded that the book value of the assets related to the Chef’s Choice products were higher than their expected undiscounted future cash flows and that an impairment had occurred. Accordingly, the Company recorded a non-cash charge in fiscal 2004 related to the write down to fair value of the fixed assets of $1,300 and a non-cash impairment charge of $1,666 related to amortizable intangibles (recipes).

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

In connection with the Company’s annual goodwill and indefinite lived impairment test conducted as of July 31, 2004 and in accordance with SFAS No. 142, it was determined that due to lower than expected future sales, the carrying value of the trade name for the Avalon Bay product was impaired. The Company recorded a non-cash impairment charge of $1,300 in fiscal 2004 related to the write down of the trade name value. Products sold under the Avalon Bay trade name are reported in the frozen foods segment.

As discussed in Note 2, the Company changed its method of accounting for goodwill and intangible assets by changing the time of year the annual impairment test is performed from July 31st (the last day of our old fiscal year) to the last Sunday of December (the last day of our new fiscal year). The annual evaluation performed as of December 26, 2004 resulted in a $4,308 non-cash impairment charge related to the goodwill in the Company’s bagels reporting unit ($2,675) and dinners reporting unit ($1,633). This impairment charge adjusted the carrying value of the reporting units goodwill to its implied fair value. During the transition year, the Company experienced higher costs in its bagels and dinners business units and expects these higher costs to continue into the future. In addition, as a result of the impairment charges, the Company assessed whether there had been an impairment of the Company’s tradenames in accordance with SFAS No. 142. The Company concluded that the book value of the Lender’s trade name asset was higher than its fair value and that an impairment had occurred. Accordingly, the Company recorded a non-cash charge in the transition year related to the write down to fair value of the trade name of $12, which is recorded in Other expense (income), net, on the Consolidated Statement of Operations.

In 2005, the Company experienced difficulties in transferring the frozen seafood production from the Erie, Pennsylvania facility to the Jackson, Tennessee facility. Due to the delays caused by the difficulties encountered, the Company is forecasting significantly reduced sales in 2006 and thereafter. Due to the reduced sales and corresponding projected decline in cash flows, the Company has concluded that the intangible assets related to the Frozen Seafood reporting unit have been impaired. These impairments included goodwill ($44,860) and tradenames ($18,144). The Company has included these charges, which are recorded in the frozen foods segment, in the Consolidated Statement of Operations for fiscal 2005. The tradename impairment is recorded as part of the Other expense (income), net line item.

Additionally, in 2005, the Company experienced higher than expected costs, including trade spending and material costs, in the pizza reporting unit, from which the Company is not expecting relief in the near-term. Due to the higher costs, the Company has concluded that the all the goodwill related to the pizza reporting unit has been impaired and has recorded a charge in the amount of $9,897 on the Consolidated Statement of Operations for fiscal 2005. This charge is reported in the frozen foods segment of the business.

Also, in the fourth quarter of 2005, the Company reassessed the long-term growth rate of sales of the products under the Lender’s brand. Management concluded that the growth rates were less than anticipated in the prior year and that a further impairment of the tradename asset had occurred. As a result of the decline, the Company has recognized an impairment in the tradename for the Lender’s in the amount of $1,118. The charge is recorded in the Other expense (income), net line item on the Consolidated Statements of Operations and is reported in the frozen foods segment.

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The following table summarizes impairment and restructuring charges. It also includes severance liabilities assumed or established in purchase accounting. These amounts are recorded in accrued liabilities on the Consolidated Balance Sheet.

Description	Balance at August 1, 2002	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at July 31, 2003
Goodwill impairment charges	$—	$1,550	$—	$(1,550)	$—	$—
Other asset impairment charges	—	3,391	—	(3,391)	—	—
Employee severance	—	—	—	—	—	—
Other costs	—	—	—	—	—	—

Total	$—	$4,941	$—	$(4,941)	$—	$—

Description	Balance at August 1, 2003	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at November 24, 2003
Other asset impairment charges	$—	$1,262	$—	$(1,262)	$—	$—
Employee severance	—	—	—	—	—	—
Other costs	—	—	—	—	—	—

Total	$—	$1,262	$—	$(1,262)	$—	$—

Description	Balance at November 25, 2003	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at July 31, 2004
Goodwill impairment charges	$—	$1,835	$—	$(1,835)	$—	$—
Other asset impairment charges	—	11,666	—	(11,666)	—	—
Employee severance	—	2,506	11,406	—	(6,085)	7,827
Other costs	—	1,851	—	—	(1,546)	305

Total	$—	$17,858	$11,406	$(13,501)	$(7,631)	$8,132

Description	Balance at August 1, 2004	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at December 26, 2004
Goodwill impairment charges	$—	$4,308	$—	$(4,308)	$—	$—
Other asset impairment charges	—	2,661	—	(2,661)	—	—
Employee severance	7,827	—	—	—	(4,132)	3,695
Other costs	305	1,227	—	—	(1,227)	305

Total	$8,132	$8,196	$—	$(6,969)	$(5,359)	$4,000

Description	Balance at December 27, 2004	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at December 25, 2005
Goodwill impairment charges	$—	$54,757	$—	$(54,757)	$—	$—
Other asset impairment charges	—	20,124	—	(20,124)	—	—
Employee severance	3,695	972	—	(444)	(3,541)	682
Other costs	305	6,182	—	—	(6,213)	274

Total	$4,000	$82,035	$—	$(75,325)	$(9,754)	$956

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

6. Other Expense (Income), net

	Successor			Predecessor
	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003	Fiscal year ended July 31, 2003
Other expense (income), net consists of:
Restructuring and intangible asset impairment charges	$27,278	$3,888	$16,023	$1,262	$3,391
Merger related costs	(101)	—	20,620	6,661	547
Contract termination	—	—	—	—	2,000
Unsuccessful Claussen acquisition	—	—	—	—	660
Gain on insurance settlement	—	—	—	—	(783)
Amortization of intangibles/other assets	4,814	1,905	1,549	79	812
Royalty income and other	(155)	(113)	(96)	(46)	(135)

Total other expense (income), net	$31,836	$5,680	$38,096	$7,956	$6,492

Restructuring and intangible asset impairment charges. As described in Note 5, the Company incurred costs in connection with impairments to certain tradenames, the planned shutdown of the Erie, Pennsylvania and Omaha, Nebraska facilities, the shutdown of the bagel production line in Mattoon, Illinois, and the discontinuation of the Chef’s Choice branded products, and other asset impairment charges.

Merger related costs. The Successor and/or the Predecessor incurred the following costs in connection with the Merger discussed in Note 1:

Successor

Equity related compensation. In connection with the formation of LLC and the Pinnacle Transaction, certain ownership units of LLC were issued to CDM Investor Group LLC, which is controlled by certain members of PFGI’s management. Certain of these units provide a profits interest consisting of an interest in distributions to the extent in excess of capital contributed by members of the LLC. Additional units were issued in connection with the Aurora Merger. The interests vest immediately. The estimated fair value of the interests issued in the Pinnacle and Aurora Mergers at the dates of their respective grants were $11,000 and $7,400, respectively, and each has been included in the Consolidated Balance Sheet as an increase in the Successor’s paid-in-capital and in the Consolidated Statement of Operations as an expense reflecting the charge for the fair value immediately after consummation of such transactions.

Retention benefits. In connection with the Pinnacle Transaction, retention benefits paid in February 2004 to certain key employees of approximately $2,220 were recognized as expense during the 36 week period ended July 31, 2004.

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

(in thousands)

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

The purchase agreement included a provision that would require the Company to pay $2,000 to Kraft Foods North America upon termination of the agreement for certain reasons. Additionally, the Company had incurred approximately $2,626 in pre-acquisition transaction costs as of July 31, 2002. These costs ($2,626) and the agreement termination fee ($2,000) that total $4,626 were expensed in the Consolidated Statement of Operations for the fiscal year ended July 31, 2002. Subsequent to July 31, 2002, the Company incurred an additional $660 in pre-acquisition transaction costs. These were expensed and are included on the “Other expense (income), net” line of in the fiscal year ended July 31, 2003.

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

	December 25, 2005	December 26, 2004
Customers	$79,263	$77,846
Allowances for cash discounts, bad debts and returns	(5,772)	(6,320)

	73,491	71,526
Other	2,764	2,839

Total	$76,255	$74,365

Following are the changes in the allowance for cash discounts, bad debts, and returns:

	Beginning Balance	Additions	Aurora Acquisition	Deductions	Ending Balance
Successor
Fiscal year ended December 25, 2005	$6,320	$34,188		$(34,736)	$5,772
21 weeks ended December 26, 2004	7,792	13,743		(15,215)	6,320
36 weeks ended July 31, 2004	2,200	16,802	3,883	(15,093)	7,792

Predecessor
16 weeks ended November 24, 2003	$1,765	$4,755		$(4,320)	$2,200
Fiscal year ended July 31, 2003	1,568	16,490		(16,293)	1,765

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Inventories. Inventories are as follows:

	December 25, 2005	December 26, 2004
Raw materials, containers and supplies	$38,050	$34,489
Finished product	139,761	187,645

	177,811	222,134
Reserves	(7,190)	(16,624)

Total	$170,621	$205,510

Reserves represent amounts necessary to adjust the carrying value of its inventory to the lower of cost or net realizable value, including any costs to sell or dispose.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

Following are the changes in the inventory reserve:

	Beginning Balance	Additions	Aurora Acquisition	Deductions	Ending Balance
Successor
Fiscal year ended December 25, 2005	$16,624	$2,853		$(12,287)	$7,190
21 weeks ended December 26, 2004	12,424	7,766		(3,566)	16,624
36 weeks ended July 31, 2004	1,400	7,217	4,406	(599)	12,424

Predecessor
16 weeks ended November 24, 2003	$1,109	$516		$(225)	$1,400
Fiscal year ended July 31, 2003	1,465	640		(996)	1,109

Other Current Assets. Other current assets are as follows:

	December 25, 2005	December 26, 2004
Prepaid expenses	$2,944	$3,129
Prepaid income taxes	—	862

Total	$2,944	$3,991

Plant Assets. Plant assets are as follows:

	December 25, 2005	December 26, 2004
Land	$12,533	$12,533
Building	65,408	59,374
Machinery and equipment	198,358	180,421
Projects in progress	11,670	8,529

	287,969	260,857
Accumulated depreciation	(68,868)	(37,117)

Total	$219,101	$223,740

Depreciation of the Predecessor was $6,058 during the 16 weeks ended November 24, 2003, and $22,136 in fiscal 2003. Depreciation of the Successor was $34,274 during fiscal 2005, $15,163 during the 21 weeks ended December 26, 2004, and $23,020 during the 36 weeks ended July 31, 2004.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Accounts Payable. Accounts payable are as follows:

	December 25, 2005	December 26, 2004
Trade payables	$55,053	$87,613
Book overdrafts	6,712	308

Total	$61,765	$87,921

Book overdrafts represent outstanding checks in excess of funds on deposit.

Accrued Liabilities. Accrued liabilities are as follows:

	December 25, 2005	December 26, 2004
Employee compensation and benefits	$20,862	$17,239
Excess leverage fee (see Note 14)	20,110	20,110
Consumer coupons	5,028	8,764
Interest payable	11,248	7,095
Accrued restructuring charges	956	4,000
Other	13,255	16,886

Total	$71,459	$74,094

8. Goodwill, Tradenames and Other Assets

Goodwill by reporting unit is as follows:

	Frozen Foods	Dry Foods	Total
Balance, July 31, 2004	$127,164	$293,877	$421,041
Impairments	(4,308)	—	(4,308)
Other adjustments	2	128	130

Balance, December 26, 2004	122,858	294,005	416,863

Impairments	(54,757)	—	(54,757)
Purchase price adjustment	—	(1,545)	(1,545)
Settlement of pre-acquisition liabilities	(371)	(660)	(1,031)
Other adjustments	(17)	—	(17)

Balance, December 25, 2005	$67,713	$291,800	$359,513

The allocation of the Pinnacle Transaction purchase price resulted in goodwill being allocated $140,800 to the dry foods segment and $1,767 to the frozen foods segment by the Successor and is not subject to amortization. The allocation of the Aurora Merger purchase price resulted in goodwill being allocated $150,872 to the dry foods segment and $127,368 to the frozen foods segment and is not subject to amortization. The Company has not generated any new tax deductible goodwill related to the Pinnacle Transaction and the Aurora Merger.

During the first quarter of 2005, the working capital adjustment for the Pinnacle Transaction was finalized. In the initial consideration paid to the Predecessor’s shareholders, $10 million was deposited into an escrow account pending finalization of the working capital adjustment. Upon the settlement of the adjustment, which was $8.4 million, the remaining cash was returned to the Company and resulted in a net reduction to goodwill of $1,545, which was recorded in the dry foods segment.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

During the second quarter of 2005, the Company settled a state tax liability related to the period of ownership prior to the Pinnacle Transaction. The amount of the settlement was for less than the liability accrued at the time of the change in ownership. The settlement of the liability resulted in a decrease to goodwill of $206 and was recorded in the dry foods segment. Furthermore, certain liabilities, which were accrued as part of the acquisition of Aurora, were settled at less than their accrued amount. Consequently, an adjustment was made in the amount of $825 to reduce goodwill and the related accrued liability, of which $371 was recorded in the frozen foods segment and $454 was recorded in the dry foods segment.

Goodwill Impairments

In October 2004, the Company decided that it would discontinue producing product under the Chef’s Choice brand name, which is reported under the frozen foods segment of the Company. In accordance with the provisions of SFAS No. 142, the Company prepared a discounted cash flow analysis which indicated that the book value related to the Chef’s Choice reporting unit exceeded its estimated fair value and that a goodwill impairment had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company’s long-lived assets in accordance with SFAS No. 144. The Company concluded that the book value of the assets related to the Chef’s Choice products were higher than their expected future undiscounted cash flows and that an impairment had occurred. Accordingly, the Company reported non-cash impairment charges in the Chef’s Choice reporting unit of $4,801 in 2004. The charges included $1,835 of goodwill impairment, which is recorded separately on the Consolidated Statement of Operations, and $1,666 of amortizable intangibles (recipes) and $1,300 of fixed asset write downs, which are recorded in Other expense (income), net on the Consolidated Statement of Operations.

The Company changed the date of the goodwill and intangible assets annual impairment test in 2004 from July 31st (the last day of our old fiscal year) to the last Sunday of December (the last day of our new fiscal year). The annual evaluation performed as of December 26, 2004 resulted in a $4,308 non-cash impairment charge related to the goodwill in the Company’s bagels reporting unit ($2,675) and dinners reporting unit ($1,633), both of which are in the frozen foods segment. This impairment charge adjusted the carrying value of the reporting units goodwill to its implied fair value.

In 2005, the Company experienced difficulties and delays in transferring the frozen seafood production from the Erie, Pennsylvania facility to the Jackson, Tennessee facility. Due to the delays caused by the difficulties encountered, the Company recognized reduced sales and projected the decline to continue. As a result, the Company has concluded that the intangible assets related to the Frozen Seafood reporting unit have been impaired. These assets included goodwill ($44,860) and tradenames (18,144). The Company has included these charges, which are recorded in the frozen foods segment, in the Consolidated Statement of Operations for fiscal 2005. The tradename impairment is recorded as part of the Other expense (income), net line item.

Additionally, in 2005, the Company experienced higher than expected costs, including trade marketing spending and material costs, in the Frozen Pizza reporting unit, from which the Company is not expecting relief in the near-term. Due to the higher costs, the Company has concluded that the all the goodwill related to the Frozen Pizza reporting unit has been impaired and has recorded a charge in the amount of $9,897 on the Consolidated Statement of Operations for fiscal 2005. This charge is reported in the frozen foods segment of the business.

Tradenames

Tradenames by reporting unit is as follows:

	December 25, 2005	December 26, 2004
Frozen foods	$231,542	$250,804
Dry foods	529,740	529,740

Total	$761,282	$780,544

Tradenames of $106,156 resulting from the Successor’s acquisition (the Pinnacle Transaction) are not subject to amortization. Pinnacle has a perpetual, royalty-free license to use the Swanson trademark for certain frozen foods (other than broth, stock and soup), included in tradenames. Tradenames of $675,700 resulting from the Aurora Merger are not subject to amortization.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

In connection with the Company’s annual goodwill and indefinite-lived impairment test as of July 31, 2004 in accordance with SFAS No. 142, it was determined that due to lower than expected future sales, the carrying value of the trade name for the Avalon Bay product, which is reported under the frozen foods segment of the Company, was impaired. The Company has recorded a non-cash impairment charge of $1,300 in 2004 related to the write down of the trade name value, which is recorded in the Other expense (income), net line item of the Consolidated Statement of Operations.

In addition, as a result of the impairment charges recorded in December 2004 discussed above, the Company assessed whether there had been an impairment of the Company’s tradenames in accordance with SFAS No. 142. The Company concluded that the book value of the Lender’s trade name asset was higher than its fair value and that an impairment had occurred. Accordingly, the Company has recorded a non-cash charge in the frozen foods segment during the transition year related to the write down to fair value of the tradename of $12, which is recorded in the Other expense (income), net line item of the Consolidated Statement of Operations.

As mentioned above, the Company is forecasting significantly lower sales in 2006 and thereafter in the Frozen Seafood reporting unit as a result in delays in moving production from the Erie, Pennsylvania to the Jackson, Tennessee plant. As a result of the decline, the Company has recognized an impairment in the tradename for the Mrs. Paul’s ($10,437) and Van de Kamp’s ($7,707) brands. The charge is recorded in the Other expense (income), net line item on the Consolidated Statements of Operations and is reported in the frozen foods segment.

In the fourth quarter of 2005, the Company reassessed the long-term growth rate of sales of the products under the Lender’s brand. Management concluded that the growth rates were less than anticipated in the prior year and that a further impairment of the Tradename asset had occurred. As a result of the decline, the Company has recognized an impairment in the Lender’s tradename in the amount of $1,118. The charge is recorded in the Other expense (income), net line item on the Consolidated Statements of Operations and is reported in the frozen foods segment.

Other Assets

	December 25, 2005	December 26, 2004
Amortizable intangibles, net of accumulated amortization of $8,268 and $3,454, respectively	$12,763	$17,577
Deferred financing costs, net of accumulated amortization of $10,981 and $4,647, respectively	29,657	35,940
Interest rate swap fair value (Note 13)	2,422	3,533
Other	—	620

Total	$44,842	$57,670

The change in the book value of the amortizable intangible assets, net is as follows:

	July 31, 2004	Acquisition	Amortization	December 26, 2004	Amortization	December 25, 2005
Dry foods	$6,914	$1,919	$(981)	$7,852	$(2,519)	$5,333
Frozen foods	10,649	—	(924)	9,725	(2,295)	7,430

Total	$17,563	$1,919	$(1,905)	$17,577	$(4,814)	$12,763

Amortizable intangible assets relate primarily to recipes and formulas acquired in the Aurora Merger and have been assigned a five year estimated useful life for amortization purposes. Additionally, during the 21 weeks ended December 26, 2004, the Company reacquired an exclusive license to distribute Duncan Hines product in Canada. The license that was reacquired runs through June 30, 2006 at which time the Company will have exclusive right to distribution of the Duncan Hines product in Canada.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Estimated amortization expense for each of the next five years is as follows: 2006 - $4,299, 2007 - $3,785, 2008 - $3,785, 2009 - $870, thereafter - $24.

Deferred financing costs relate to the Successor’s senior secured credit facilities and senior subordinated notes. Amortization was $6,334, $1,995 and $2,652 for fiscal 2005, the 21 weeks ended December 26, 2004 and the 36 weeks ended July 31, 2004, respectively.

9. Debt and Interest Expense

	December 25, 2005	December 26, 2004
Long-term debt
Successor
- Senior secured credit facility - term loan	$488,187	$542,275
- 8 1/4% Senior subordinated notes	394,000	394,000
- Plus: unamortized premium on senior subordinated notes	5,927	6,452
- Capital lease obligations	350	353

Total debt	888,464	943,080
Less: current portion of long-term obligations	153	5,574

Total long-term debt	$888,311	$937,506

	Successor			Predecessor
Interest expense	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003	Fiscal year ended July 31, 2003
Third party interest expense	$75,498	$26,377	$32,885	$9,425	11,688
Related party interest expense	295	148	362	—	—
Interest rate swap (gains) / losses	(4,689)	(265)	(7,007)	(115)	(96)

	$71,104	$26,260	$26,240	$9,310	$11,592

In November 2003, the Successor entered into a $675.0 million Credit Agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party of JPMP) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger. The term loan matures November 25, 2010. The senior secured credit facility also provides for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolver as of December 25, 2005 and December 26, 2004.

There was no related party debt as of December 25, 2005 and December 26, 2004.

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

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

A commitment fee of 0.50% per annum applies to the unused portion of the revolving loan facility and 1.25% per annum applied to the delayed-draw term loan until it became available for the Aurora Merger. For fiscal 2005, the weighted average interest rate on the term loan was 6.5020% and on the revolving credit facility was 6.2985%. As of December 25, 2005, the Eurodollar interest rate on the term loan facility was 7.2997% and the commitment fee on the undrawn revolving credit facility was 0.50%. For the 21 weeks ended December 26, 2004, the weighted average interest rate on the term loan was 4.3853% and on the revolving credit facility was 4.8627%. As of December 26, 2004, the Eurodollar interest rate on the term loan facility was 4.7599% and the commitment fee on the undrawn revolving credit facility was 0.50%.

In September 2005 and December 2005, the Company prepaid $20 million and $30 million, respectively, of the term loan facility. Due to the prepayments, the next scheduled installment payable will be in March 2010. The revolving credit facility terminates on November 25, 2009. The aggregate maturities of the term loan outstanding as of December 25, 2005 are $488,187 in 2010.

The obligations under the senior secured credit facilities are unconditionally and irrevocably guaranteed by each of our direct or indirect domestic subsidiaries (collectively, the “Guarantors”). In addition, the senior secured credit facilities are collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic subsidiaries of the Company and 65% of the capital stock of, or other equity interests in, each direct foreign subsidiaries of the Company, or any of its domestic subsidiaries and (ii) certain tangible and intangible assets of the Company and the Guarantors (subject to certain exceptions and qualifications).

We pay a commission on the face amount of all outstanding letters of credit drawn under the senior secured credit facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. We also pay a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities cannot exceed $40,000. As of December 25, 2005 and December 26, 2004, we had utilized $11,514 and $15,741, respectively, of the revolving credit facility for letters of credit. As of December 25, 2005 and December 26, 2004, there were no outstanding borrowings under the revolving credit facility and we had utilized of the revolving credit facility $11,514 and $15,741 for letters of credit, respectively. Of the $130,000 revolving credit facility available, as of December 25, 2005 and December 26, 2004, we had an unused balance of $118,486 and $114,259, respectively, available for future borrowings and letters of credit, of which a maximum of $28,486 and $24,249, respectively, may be used for letters of credit.

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

(in thousands)

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

Our senior secured credit facilities and the notes contain a number of covenants that, among other things, limit, subject to certain exceptions, our ability to incur additional liens and indebtedness, make capital expenditures, engage in certain transactions with affiliates, repay other indebtedness (including the notes), make certain distributions, make acquisitions and investments, loans or advances, engage in mergers or consolidations, liquidations and dissolutions and joint ventures, sell assets, make dividends, amend certain material agreements governing our indebtedness, enter into guarantees and other contingent obligations and other matters customarily restricted in similar agreements. In addition to scheduled periodic repayments, we are also required to make mandatory repayments of the loans under the senior secured credit facilities with a portion of its excess cash flow, as defined. Due to the voluntary prepayments discussed above, the Company not required to make any mandatory prepayments in 2005. In addition, our senior secured credit facilities contain, among others, the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditure limitation. See the discussion below regarding the amendment to the senior credit agreement where these covenants have been adjusted.

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

(in thousands)

On November 19, 2004 the Company received required lender approval to permanently waive the defaults mentioned above and amend the financial covenants for future reporting periods. The terms of the permanent amendment and waiver include:

•	delivery of July 31, 2004 fiscal year end financial statements on or prior to the effective date of the amendment;

•	a 50 basis point increase to the applicable rate, as defined, with respect to borrowings under the credit agreement;

•	a change in the definition of consolidated cash interest expense to exclude non-cash gains or losses arising from marking interest rate swap agreements to market;

•	the addition of a senior covenant leverage ratio, as defined, through December 2005, which was 3.40 to 1.00 for the twelve months ended December 25, 2005 and is calculated by dividing total senior debt (as defined) by Consolidated EBITDA (as defined);

•	amendment of the interest expense coverage ratio, as defined, through December 2005, which was 2.30 to 1.00 for the twelve months ended December 25, 2005 and is calculated by dividing total Consolidated EBITDA (as defined) by Consolidated Interest Expense (as defined);

•	suspending the maximum total leverage ratio until March 2006;

•	elimination of limitation on revolving credit exposures;

•	and the following limitations, restrictions and additional reporting requirements during the amendment period which ends on the second business day following the date on which the Company delivers to the Administrative Agent financial statements for the fiscal quarter ending March 2006:

•	prohibit incremental extensions of credit, as defined;

•	additional limitations on indebtedness;

•	limitations on acquisitions and investments;

•	additional limitations on restricted payments;

•	suspension of payments for management fees;

•	continuation of the anti-cash hoarding provision;

•	monthly financial reporting requirements, and;

•	a Company election to early terminate the amendment period.

In addition to the debt instruments discussed above, the Company entered into a short term notes payable agreement during the second quarter of 2005 for the financing of the Company’s annual insurance premiums. As of December 25, 2005, the balance of the notes payable totaled $184.

10. Pension Plans and Retirement Benefits

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (“SFAS No. 132R”). SFAS No. 132R requires additional annual disclosures about pension plans and other postretirement benefit plans.

As of December 25, 2005, the Company maintains a noncontributory defined benefit pension plan that covers substantially all eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Company’s pension plan is funded in conformity with the funding requirements of applicable government regulations. For fiscal 2005, the 21 weeks ended December 26, 2004 and fiscal 2004, the Company was not required to make contributions to its pension plan.

The Company maintains a postretirement benefits plan that provides health care and life insurance benefits to eligible retirees, covers most U.S. employees and their dependents and is self-funded. Employees who have 10 years of service after the age of 45 and retire are eligible to participate in the postretirement benefit plan. Effective March 19, 2004 and in connection with the acquisition of Aurora, liabilities were assumed related to eight retired employees (“Aurora Retirees”). Upon amendments that became effective on May 23, 2004, the Company’s net out-of-pocket costs for postretirement health care benefits was substantially reduced as cost sharing for retired employees, excluding the Aurora Retirees, was increased to 100%.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs and a federal subsidy to sponsors of certain retiree medical plans. The Company expects that this legislation may eventually reduce the costs for some of these programs. However, due to the relative small number of participants, the Company does not expect the impact of this legislation to have a material impact on its consolidated financial statements.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The Company uses a measurement date for the pension and postretirement benefits plan that coincides with its year end.

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$59,170	$55,163	$1,204	$1,228
Service cost	1,488	644	12	4
Interest cost	3,314	1,351	65	28
Actuarial loss	6,293	5,495	(3)	36
Gross benefits paid	(3,811)	(1,416)	(41)	(14)
Curtailments	—	(2,067)	—	(78)

Net benefit obligation at end of the period	66,454	59,170	1,237	1,204

Change in Plan Assets
Fair value of plan assets at beginning of the period	54,125	50,686	—	—
Employer contributions	—	—	41	14
Actual return on plan assets	2,894	4,855	—	—
Gross benefits paid	(3,811)	(1,416)	(41)	(14)

Fair value of plan assets at end of the period	53,208	54,125	—	—

Funded status at end of the year	(13,246)	(5,045)	(1,237)	(1,204)
Unrecognized net actuarial loss	9,010	1,404	235	244
Unamortized prior service credit	—	—	(1,642)	(1,980)
Amount included in accumulated other comprehensive income (loss)	(4,019)	—	—	—

Net amount recognized at end of the period	$(8,255)	$(3,641)	$(2,644)	$(2,940)

Amounts recognized in the Consolidated Balance Sheet
Accrued pension and other postretirement benefits	$(8,255)	$(3,641)	$(2,644)	$(2,940)

Net amount recognized at end of the period	$(8,255)	$(3,641)	$(2,644)	$(2,940)

Weighted average assumptions
Discount rate	5.50%	5.75%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	3.75%	3.75%	—	—

Projected benefit obligation	$66,454	$59,170	NA	NA
Accumulated benefit obligation	61,463	55,498	NA	NA
Fair value of plan assets	53,208	54,125	—	—

Additional information
Increase in minimum liability included in other comprehensive income	$4,019	$—	$—	$—

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The following represents the components of net periodic benefit costs and the sensitivity of retiree welfare results:

	Successor			Predecessor
Pension Benefits	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003	Fiscal year ended July 31, 2003
Service cost	$1,488	$644	$1,392	$571	$1,859
Interest cost	3,314	1,351	2,144	990	2,936
Expected return on assets	(4,207)	(1,685)	(2,716)	(1,219)	(3,472)

Net periodic benefit cost	$595	$310	$820	$342	$1,323

Weighted average assumption:
Discount rate	5.75%	5.75%	6.00%	6.50%	7.00%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%

Other postretirement benefits	Successor			Predecessor
	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003	Fiscal year ended July 31, 2003
Service cost	$12	$4	$42	$411	$1,061
Interest cost	65	28	63	245	844
Recognized net actuarial loss/(gain)	5	3	91	232	692
Amortization of:
Unrecognized prior service credit	(338)	(141)	(355)	(966)	(3,047)
Curtailment	—	(1,142)	—	—	—

Net periodic benefit benefit	(256)	(1,248)	(159)	(78)	(450)
Liability assumed in business acquisition	—	—	806	—	—

Total amount recognized	$(256)	$(1,248)	$647	$(78)	$(450)

Weighted average assumptions:
Discount rate	5.75%	6.00%	6.00%	6.50%	7.00%

The discount rate used to calculate the present value of the projected benefit obligation is set based on long-term high quality bonds that match the expected benefit payments. The projected return of plan assets assumption is based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

The assumed health care trend rates used in determining other post-retirement benefits at December 25, 2005 are 9.0% gradually decreasing to 5.0%. The assumed health care trend rates used in determining other post-retirement benefits at December 26, 2004 are 10.0% gradually decreasing to 5.0%. The assumed health care trend rates used in determining other post-retirement benefits at July 31, 2004 are 8.5% gradually decreasing to 4.0%.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

	Successor			Predecessor
	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003		Fiscal year ended June 31, 2003
Other post retirement benefits
Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend
on total service and interest cost components	$5	$6	$6	(a	)	$267
on postretirement benefit obligation	$99	$105	$100	(a	)	$1,262
Effect of a one percentage point decrease in assumed health care cost trend
on total service and interest cost components	$(4)	$(5)	$(5)	(a	)	$(77)
on postretirement benefit obligation	$(83)	$(88)	$(84)	(a	)	$(381)

(a)	Medical cost sharing rates increased to 100% at May 23, 2004 for all eligible retirees, excluding the Aurora Retirees. Therefore, as of November 24, 2003, the information regarding sensitivity to a 1% change in trend rates was not applicable.

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 25, 2005 and December 26, 2004, by asset category, are as follows:

	December 25, 2005	December 26, 2004
Asset category
Equity securities	61%	62%
Debt securities	34%	33%
Cash	5%	5%

Total	100%	100%

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

Cash Flows

Contributions. The Company expects to contribute $0 to its pension plan and $80 to its other postretirement benefit plan during year ending December 31, 2006.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2006	$3,582	$80
2007	3,375	66
2008	3,210	62
2009	3,103	55
2010	2,968	48
2011-2015	14,726	262

Savings Plans. Employees participate in a 401(k) plan. Pinnacle matches 50% of employee contributions up to five percent of compensation for union employees after one year of continuous service and six percent of compensation for salaried employees. Employer contributions made by the Company relating to this plan were $1,816 for fiscal 2005, $781 for the 21 weeks ended December 26, 2004, $1,024 for the 36 weeks ended July 31, 2004, $291 for 16 weeks ended November 24, 2003, and $867 in fiscal 2003.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

11. Taxes on Earnings

The components of the provision (benefit) for income taxes are as follows:

PROVISION (BENEFIT) FOR INCOME TAXES

	Successor			Predecessor
	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003	Fiscal year ended July 31, 2003
Current
Federal	$186	$56	$(743)	$(589)	$(454)
State	(266)	152	294	69	393
Non-U.S.	285	(181)	234	—	(185)

	205	27	(215)	(520)	(246)

Deferred
Federal	(1,448)	8,014	(2,323)	(946)	5,168
State	897	1,384	(467)	(40)	545
Non-U.S.	(80)	—	(152)	—	49

	(631)	9,398	(2,942)	(986)	5,762

Provision (benefit) for income taxes	$(426)	$9,425	$(3,157)	$(1,506)	$5,516

Earnings (loss) before income taxes
United States	$(44,006)	$(15,418)	$(87,014)	$(4,411)	$14,428
Non-U.S.	404	137	(56)	(169)	(464)

Total	$(43,602)	$(15,281)	$(87,070)	$(4,580)	$13,964

The effective tax rate differs from the federal statutory income tax rate as explained below:
EFFECTIVE INCOME TAX RATE
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	-0.9%	-6.5%	0.1%	-0.4%	4.8%
Tax effect resulting from international activities	-0.5%	1.3%	-0.1%	-0.4%	-0.2%
Change in deferred tax valuation allowance	-92.8%	-86.4%	-24.4%	0.0%	0.0%
Non-deductible expenses	62.1%	-5.1%	-7.0%	-0.2%	0.6%
Other	-1.9%	0.0%	0.0%	-1.1%	-0.7%

Effective income tax rate	1.0%	-61.7%	3.6%	32.9%	39.5%

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The components of deferred tax assets and liabilities are as follows:

DEFERRED TAX ASSETS AND LIABILITIES

	December 25, 2005	December 26, 2004
Current
Accrued liabilities	20,084	26,899
Inventories	4,847	8,763
Benefits and compensation	2,435	740
Restructuring accruals	209	665
Other	2,039	2,411
Valuation allowance	(28,197)	(38,771)

	1,417	707

Non Current
Postretirement benefits	$1,080	$1,243
Accrued liabilities	114	624
Benefits and compensation	3,385	1,493
Net operating loss carryforwards	331,683	271,483
Federal & state tax credits	2,539	3,083
Alternative minimum tax	2,023	2,023
Goodwill and other intangible assets	35,167	37,523
Indefinite-lived intangible assets	(211,862)	(212,406)
Plant assets	(22,879)	(21,527)
Other	3,237	2,960
Valuation allowance	(357,671)	(299,590)

	(213,184)	(213,091)

Net deferred tax asset (liability)	$(211,767)	$(212,384)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET
Current deferred tax assets	$1,417	$707
Non-current deferred tax liabilities	(213,184)	(213,091)

Net deferred tax asset (liability)	$(211,767)	$(212,384)

As described in Note 1, PFHC became a wholly owned subsidiary of Crunch Holding Corp on November 25, 2003. As described in Note 1 and Note 3, PFHC was merged with and into Aurora on March 19, 2004 with Aurora surviving the Merger. The surviving company was renamed Pinnacle Foods Group Inc. (“PFGI’ or the “Company”).

SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits.

SFAS No. 109 further states that where there is negative evidence such as cumulative losses in recent years, concluding that a valuation allowance is not required is problematical. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the Aurora Merger, management determined that it was no longer more likely than not that the Company would be able to realize the deferred tax assets of both the Predecessor and Aurora. This conclusion was reached due to cumulative losses recognized by Aurora in preceding years. Management intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

In accordance with SFAS No. 109, deferred assets and liabilities have been recognized for the differences between the assigned values and the tax bases of the assets and liabilities recognized in a purchase business combination. As of the March 19, 2004 business combination date, the Company established a deferred tax liability of $195.3 million, net of valuation allowance of $292.0 million. Therefore, in accordance with SFAS No. 109, $292.0 million would be allocated as a reduction in goodwill upon subsequent recognition of the tax benefits associated with the deferred tax assets to which the valuation allowance applies. As of December 25, 2005, the remaining valuation allowance that would be allocated as a reduction in goodwill upon subsequent recognition is $284.0 million. The deferred tax liability relates to the book and tax basis differences for indefinite lived intangible assets consisting of primarily tradenames and goodwill.

The federal valuation allowance at December 25, 2005 is $327 million, and the state valuation allowance is $58.9 million. The Company may record a tax benefit to its provision in subsequent periods for the recognition of tax benefits for which deferred tax valuation allowance had been recorded subsequent to the aforementioned business combination. Approximately $9.8 million of the valuation allowance recorded subsequent to the business combination will not provide a future tax provision benefit but will be recorded as a reduction in goodwill. PFHC, the Predecessor, had a valuation allowance related to state net operating loss carryforwards and the realization of state deferred tax assets of $2.3 million as of July 31, 2003.

The Company is a loss corporation as defined in Internal Revenue Code Section 382. As of December 25, 2005 the Company had a federal Net Operating Loss Carryover of $685.0 million of which $569.4 million existed as of the business combination date and is subject to the Section 382 limitation. Section 382 places an annual limitation on a Company’s ability to utilize loss carryovers to reduce future taxable income. It is expected that the Company’s annual 382 limitation will approximate $13 –15 million, which may increase or decrease pending resolution of certain tax matters. This annual limitation can affect the Company’s ability to utilize other tax attributes such as tax credit carryforwards.

The Company’s federal net operating losses have expiration periods from 2017 through 2025. The Company also has state tax net operating loss carryforwards which are also limited and vary in amount by jurisdiction. State net operating losses are approximately $656 million with expiration periods through 2025.

Following are the changes in the deferred tax valuation allowance:

	Beginning Balance	Additions	Aurora Acquisition	Deductions	Ending Balance
Successor
Fiscal year ended December 25, 2005	$338,361	$55,544	$—	$(8,037)	$385,868
21 weeks ended December 26, 2004	319,711	18,650	—	—	338,361
36 weeks ended July 31, 2004	2,738	27,703	289,270	—	319,711

Predecessor
16 weeks ended November 24, 2003	$2,251	$487	$—	$—	$2,738
Fiscal year ended July 31, 2003	1,977	274	—	—	2,251

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

12. Stock-Based Compensation

Successor

2004 Stock Option Plan. CHC has adopted a stock option plan (the “2004 Plan”) providing for the issuance of up to 29.6 million shares of CHC’s common stock. Pursuant to the option plan, certain officers, employees, managers, directors and other persons will be eligible to receive grants of incentive and nonqualified stock options, as permitted by applicable law. Except as otherwise provided by the plan administrator, two-thirds (2/3) of the shares of common stock subject to each option shall time vest annually over a three-year period from the effective date of the option grant. The remaining one-third (1/3) of the shares of common stock subject to each option shall vest on the seventh anniversary of the effective date of the option grant unless otherwise determined by the plan administrator. Options under the plan have a termination date of 10 years from the date of issuance.

The following table summarizes the stock option transactions under the 2004 Plan:

	Number of Shares	Weighted Average Exercise Price
Granted	17,920	$1.00
Exercised	—	—
Forteitures	—	—

Outstanding - July 31, 2004	17,920	$1.00

Granted	933	$1.00
Exercised	—	—
Forteitures	(1,898)	1.00

Outstanding - December 26, 2004	16,955	$1.00

Granted	5,906	$1.00
Exercised	(9)	1.00
Forteitures	(2,194)	1.00

Outstanding - December 25, 2005	20,658	$1.00

The following table summarizes information for options currently outstanding under the 2004 Plan at December 25, 2005:

	Options Outstanding			Exercisable Options
Range of Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$1.00	20,658	8.5254	$1.00	5,409	8.1929	$1.00

The fair value of each option grant was estimated on the date of the grant using the Bi-nominal Lattice option-pricing model with the following weighted average assumptions used for grants during fiscal 2005, the transition year, and fiscal 2004:

	Fiscal 2005	Transition Year	Fiscal 2004
Risk-free interest rate	4.55%	4.74%	4.74%
Expected life of option	5-9 years	4 years	4 years
Expected volatility of Pinnacle stock	25.0%	31.0%	31.0%
Expected dividend yield on Pinnacle stock	0%	0%	0%

Volatility was based on an average 208 week volatilities of a group of publicly traded food companies.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The weighted-average fair value of options granted during fiscal 2005, the twenty-one weeks ended December 26, 2004 and the thirty-six weeks ended July 31, 2004 was:

	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004
Fair value of each option granted	$0.21	$0.28	$0.31
Number of options granted	5,906	933	17,920

Total fair value of all options granted	$1,240	$261	$5,555

In accordance with SFAS No. 123, the weighted-average fair value of stock options granted is required to be based on a theoretical statistical model in accordance with assumptions noted above. In actuality, because employee stock options do not trade on a secondary exchange, employees receive no benefit and derive no value from holding stock options under these plans without an increase in the market price of the Company’s stock.

2004 Employee Stock Purchase Plan. CHC has adopted an employee stock purchase plan providing for the issuance of up to 15 million shares of CHC’s common stock. Pursuant to the plan, certain officers, employees, managers, directors and other persons are eligible to purchase shares at the fair market value of such shares on the date of determination. During fiscal 2005, employees purchased 9,982,971 shares of CHC’s common stock at $1.00 per share.

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

The following table summarizes the stock option transactions under the Pinnacle incentive plan:

	Shares	Weighted Average Exercise Price
Outstanding, August 1, 2002	4,358	$1.00
Granted	902	1.00
Exercised	(71)	1.00
Forteitures	(848)	1.00

Outstanding, July 31, 2003	4,341	$1.00
Granted	—	—
Exercised	(4,321)	1.00
Forteitures	(20)	1.00

Outstanding, July 31, 2004	—	$—

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

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

In accordance with SFAS No. 123, the weighted-average fair value of stock options granted is required to be based on a theoretical statistical model in accordance with assumptions noted above. In actuality, because employee stock options do not trade on a secondary exchange, employees receive no benefit and derive no value from holding stock options under these plans without an increase in the market price of the Company’s stock.

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

13. Financial Instruments

We may utilize derivative financial instruments to enhance our ability to manage risks, including interest rate, commodities and foreign currency, which exist as part of ongoing business operations. We do not enter into contracts for speculative purposes, nor are we a party to any leveraged derivative instrument. We monitor the use of derivative financial instruments through regular communication with senior management and the utilization of written guidelines.

We rely primarily on bank borrowings to meet our funding requirements. We utilize interest rate swap agreements or other derivative instruments to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. We will recognize the amounts that we pay or receive on hedges related to debt as an adjustment to interest expense.

The Company has entered into four interest rate swap agreements with counterparties, including JP Morgan Chase Bank (a related party), to effectively change a portion of the floating rate payments on its senior secured credit facility into fixed rate payments. The first swap agreement became effective April 26, 2004, terminated December 31, 2004 and had a notional amount of $545.0 million; the second swap agreement commenced January 4, 2005, terminated on January 3, 2006 and has a notional amount of $450.0 million; the third swap agreement commences January 3, 2006, terminates on January 2, 2007 and has a notional amount of $100.0 million, and the fourth swap agreement commences on January 3, 2006, terminates on January 2, 2007 and has a notional amount of $250.0 million. Interest payments determined under each swap agreement are based on these notional amounts, which match or are expected to match a portion of the Company’s outstanding borrowings under the senior secured credit facility during the periods that each interest rate swap is outstanding. Floating interest rate payments to be received under each swap are based on U.S. Dollar LIBOR, which is the same basis for determining the floating rate payments on the Senior Secured Credit Facility. The fixed interest rate payments that the Company will pay under the swap agreements are determined using the following approximate fixed interest rates: 1.39% for the swap terminating December 31, 2004; 2.25% for the swap terminating January 1, 2006; and 3.75% for two swaps terminating January 2, 2007.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

These swaps were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In December 2005, the $450.0 million interest rate swap with the termination date of January 3, 2006 and the $100.0 million interest rate swap with the termination date of January 2, 2007 were terminated early with the Company realizing a gain upon the settlement of $3,021. As of December 25, 2005, the fair value of the remaining interest rate swap contract was a gain of $2,422, which was all recorded in Other assets, net in the Consolidated Balance Sheet. As of December 26, 2004, the fair value of the interest rate swaps was a gain of $3,757. Of the amount at December 26, 2004, $224 is recorded in Other current assets and $3,533 is recorded in Other assets, net in the Consolidated Balance Sheet. During fiscal 2005, the Company realized in cash a gain on the interest rate swaps of $6,023, which includes the $3,021 gain from the early terminations discussed above. The realized gains are recorded as a decrease to interest expense in the Consolidated Statement of Operations.

The Company has entered into various natural gas swap transactions with JP Morgan Chase Bank (a related party) to lower the Company’s exposure to the price of natural gas. As of December 25, 2005, the trades in effect mature from January through March 2006 and have various notional quantities of MMBTU’s per month. The Company will pay a fixed price of $12.18 per MMBTU, with settlements monthly. These swaps were not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

For the swap transactions maturing during fiscal 2005 and the 21 weeks ended December 26, 2004, the Company realized a gain of $902 and $243, respectively, which is recorded as a reduction to cost of products sold. Additionally, as of December 25, 2005 and December 26, 2004, the fair value of the remaining natural gas swaps was a gain of $8 and $95, respectively, which is recorded in Other current assets. The related offset is recorded as a gain and was recognized as a reduction to cost of products sold.

The Company has entered into various foreign currency exchange transactions with JP Morgan Chase Bank (a related party) to lower the Company’s exposure to the exchange rates between the U.S. and Canadian dollar. Each agreement is based upon a notional amount in Canadian dollars, which is expected to approximate a portion of the amount of our Canadian subsidiary’s U.S. dollar denominated purchases for the month. The trades outstanding as of December 25, 2005 run through December 2006. The Company will pay a fixed exchange rate of 1.1669 Canadian dollars per U.S. dollar, with settlements monthly. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 25, 2005, the fair value of the remaining foreign exchange swaps was a loss of $280, which is recorded in Accrued Liabilities in the Consolidated Balance Sheet. For the swap transactions maturing during fiscal 2005, the Company realized in cash a loss of $66 on the foreign exchange swaps, which is recorded as an adjustment to cost of products sold. Additionally, the Company recognized non-cash losses during 2005 totaling $280. The non-cash losses are recognized as an adjustment to cost of products sold in the Consolidated Statement of Operations.

We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. The contract value of the outstanding standby letter of credit as of December 25, 2005 was $7,200, which approximates fair value. As of December 25, 2005, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $4,314, which approximates fair value.

We are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A” rated by Moody’s and Standard & Poor’s. Accordingly, we do not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The estimated fair value of the senior secured credit facilities bank debt and the 8 1/4% senior subordinated notes that are classified as long term debt on the Consolidated Balance Sheet at December 25, 2005, was approximately its carrying value.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

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

Litigation

Pinnacle’s Fleming Bankruptcy Claim

The Company, on or about April 1, 2003, filed a reclamation claim against Fleming, a customer, in Flemings’ bankruptcy proceeding pending in the United States Bankruptcy Court for the District of Delaware in the amount of $964. Fleming has claimed that the products in controversy had been commingled with other products and that the value of Pinnacle’s claim is $0. Additionally, on or about January 31, 2004, Fleming identified alleged preferential transfers to Pinnacle of up to $6,493, of which Fleming has alleged $5,014 are, or may be, eligible for protection as “new value”. Fleming additionally alleged that some, if not all, of the alleged Pinnacle preferential transfers may qualify as “ordinary course of business” transactions. Fleming has also made claims regarding payments it describes as overpayment, unjust enrichment due to allegedly excess wire transfers and payments and debts arising out of military sales. The Company has been advised that similar allegations have been made by Fleming in many, if not all, of the other pending reclamation claims filed against Fleming. On November 17, 2005, Fleming’s Reclamation Creditor’s Trust Committee presented the Company with a proposed settlement agreement to the previously claimed overwires and unjust enrichments asserted by Fleming. Terms of the settlement include, but are not limited to, a court approved consumption rate reduction to Pinnacle’s reclamation claim, along with reductions due to post-petition trade activity and a minimum preference claim contribution. The net proposal requires a payment by the Company in the amount of $145 to settle the Fleming reclamation claim allegations. Additionally, the proposed settlement allows the Company an approved general unsecured claim in the amount of $342. On January 10, 2006, the Company agreed to settle both the Pinnacle and Aurora (discussed below) bankruptcy claims for a total payment of $627, which has been accrued in the Consolidated Balance Sheet as of December 25, 2005.

Aurora’s Fleming Bankruptcy Claim

The Company (Aurora), on or about March 31, 2003, filed a reclamation claim against Fleming, a customer, in Flemings’ bankruptcy proceeding pending in the United States Bankruptcy Court for the District of Delaware in the amount of $595. Fleming has claimed that the products in controversy had been commingled with other products and that the value of Aurora’s claim is $299. Additionally, on or about February 2, 2004, Fleming identified alleged preferential transfers to Aurora of up to $5,942, of which Fleming has alleged $3,293 are, or may be, eligible for protection as “new value”. Fleming additionally alleged that some, if not all, of the alleged Aurora preferential transfers may qualify as “ordinary course of business” transactions. Fleming has also made claims regarding payments it describes as overpayment, unjust enrichment due to allegedly excess wire transfers and payments and debts arising out of military sales. The Company has been advised that similar allegations have been made by Fleming in many, if not all, of the other pending reclamation claims filed against Fleming. On November 17, 2005, Fleming’s Reclamation Creditor’s Trust Committee presented the Company (on behalf of Aurora) with a proposed settlement agreement to the previously claimed overwires and unjust enrichments asserted by Fleming. Terms of the settlement include, but are not limited to, a court approved consumption rate reduction to Aurora’s reclamation claim, along with reductions due to post-petition trade activity and a minimum preference claim contribution. The net proposal requires a payment, by the Company (on behalf of Aurora), in the amount of $738 to settle the Fleming reclamation claim allegations. Additionally, the proposed settlement allows the Company (on behalf of Aurora) an approved general unsecured claim in the amount of $250. On January 10, 2006, the Company agreed to settle both the Pinnacle and Aurora (discussed above) bankruptcy claims for a total payment of $627, which has been accrued in the Consolidated Balance Sheet as of December 25, 2005.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

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

R2 Appeal in Aurora Bankruptcy

Prior to its bankruptcy filing, Aurora entered into an agreement with its prepetition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the Bankruptcy Court. The appeals are pending. It is too early to predict the outcome of the appeals. Included in the Company’s accrued liabilities is $20.1 million for this claim, which was assumed by us in the Aurora Merger.

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

On August 30, 2004, an Interim Consent Order signed by all parties was signed and entered by the judge in the case whereby, in addition to a number of actions required of the City, the Company agreed to provide monthly discharge monitoring reports to the Illinois Environmental Protection Agency for six months and was allowed to continue discharging effluent to the City of St. Elmo. In September 2004, the Company met with representatives from the State of Illinois Environmental Protection Agency and the State Attorney General’s Office and separately with the City of St. Elmo to inform them that the Company intended to install a pre-treatment system at our St. Elmo facility during the fourth quarter of 2004 and first quarter of 2005. The State issued the construction and operating permits to the Company and construction of the pre-treatment system has been completed. Testing has been completed and the system is fully operational.

The State Attorney General had originally proposed a penalty of $168 together with a consent decree. The Company responded listing the actions it have taken and related costs since merging with Aurora. The Company contends that there should not be any fine or penalty. On February 24, 2006, the State Attorney General advised the Company that its office would be willing to accept $110 as penalty, together with a consent decree. The Company is in the process of preparing a response to the State Attorney General indicating that the revised settlement is not acceptable and reiterating its stance taken to date. As the Company believes no penalty will ultimately be due, a liability has not been accrued at December 25, 2005. A status call with the judge is set for May 2, 2006.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The Company continues to discharge its effluent to the City. The Company will vigorously defend any future effort to prevent it from discharging its industrial wastewater to the City. Although the Company believe they will be able to resolve this matter favorably, an adverse resolution may have a material impact on the Company’s financial position, results of operation, or cash flows.

Underweight Products

In July 2004, it came to the Company’s attention that certain products produced in one of the former Aurora plants have not met some state product weight requirements. In the process of investigating the scope of this issue, the Company revised the operating procedures of the plant such that products produced there will comply with state product weight requirements. As a result of these weight issues, the Company voluntarily initiated return procedures for the product in the locations involved and also disposed of certain inventory held by it. The Company recorded a charge related to the returns and inventory of $3.4 million, $1.2 million and $0.8 million in the fiscal year ended July 31, 2004, the transition year ended December 26, 2004 and the fiscal year ended December 25, 2005, respectively. As a result of these underweight products, the Company received a letter from the State of California, County of Santa Barbara, requesting that the Company meet with it to discuss this issue and the remedial actions taken by it. A meeting was held with the involved California officials on December 8, 2004, at which time the issues and corrective steps taken by the Company were presented and discussed. The State of California responded with its acknowledgment of the Company’s cooperation with the investigation and prompt reaction to and correction of the issue, and proposed a settlement amount. In March 2005, the Company reserved $695 as an accrued liability based upon the State of California’s settlement proposal. In a September 2005 meeting with State representatives, the Company negotiated the amount of the penalty and costs down to $509 and subsequently adjusted the accrued liability. On December 28, 2005, the Company executed the Stipulation for Entry of Final Judgment in this matter and forwarded payment of $509. The Final Judgment includes injunctive provisions prohibiting the Company from violating certain California and/or Federal regulations concerning the packaging and labeling of Van De Kamp frozen battered, breaded or fried fish products.

American Cold Storage – North America, L.P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.

On June 26, 2005 the Company was served with a Summons and Complaint in the above matter. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near the Company’s Jackson, Tennessee plant. In approximately April 2004, the Company entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, the Company discovered that the Facility was incapable of properly handling the discussed volume of product and began reducing its shipments to the Facility. The complaint seeks damages not to exceed $1.5 million, together with associated costs. It is too early to determine the likely outcome of this litigation. The discovery phase of the case has begun and the Company intends to vigorously defend against this claim. The Company believes that resolution of such matters will not have a material impact on its financial condition, results of operations or cash flows.

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Operating Leases

Certain offices, distribution facilities and equipment are under operating leases expiring on various dates through 2012. Total rental expense charged to operations of the Predecessor was $952 in the 16 weeks ended November 24, 2003 and $3,359 in fiscal 2003. Total rental expense charged to operations of the Successor was $6,187, $1,497 and $2,539 in fiscal 2005, the 21 weeks ended December 26, 2004 and the 36 weeks ended July 31, 2004, respectively. The minimum future rental commitments under non-cancelable leases payable over the remaining lives of these leases approximate $4,986 in 2006, $4,783 in 2007, $4,712 in 2008, $4,742 in 2009, $2,701 in 2010 and $4,141 in 2011 through 2012. The largest operating leases are for the corporate offices in Cherry Hill and Mountain Lakes, New Jersey. Under the terms of these lease agreements, if the lease is terminated early, Pinnacle would be required to accelerate rental payments of approximately $13.3 million due during the remainder of the leases.

15. Related Party Transactions

Management fees

Predecessor - The Predecessor incurred monitoring and oversight fees of $367 in the 16 weeks ended November 24, 2003 and $1,136 in 2003, which were paid to an affiliate of HMTF, its then largest stockholder. The monitoring and oversight agreement with the affiliate of HMTF was terminated at the time of the Pinnacle Transaction.

Successor - On November 25, 2003, the Successor entered into a Management Agreement with JPMorgan Partners, LLC (“JPMP”) and J.W. Childs Associates, L.P. (“JWC”) where JPMP and JWC provide management, advisory and other services. The agreement calls for quarterly payments of $125 to each JPMP and JWC for management fees. Management fees to JPMP and JWC in total included in the Consolidated Statement of Operations for fiscal 2005, the 21 weeks ended December 26, 2004 and the 36 weeks ended July 31, 2004 were $0, $417 and $681, respectively. In addition, the Company reimbursed JWC for out-of-pocket expenses totaling $20, $0 and $33 during fiscal 2005, the 21 weeks ended December 26, 2004 and the 36 weeks ended July 31, 2004, respectively. In connection with the Pinnacle Transaction, the Successor paid a transaction fee of $2,425 to each JPMP and JWC, in addition to $441 in fees and expenses. In connection with the Aurora Merger, transaction fees were paid to JPMP and JWC of $1 million to each, plus $119 in fees and expenses. In connection with any subsequent acquisition transaction there will be a transaction fee of 1/2% of the aggregate purchase price to each of JPMP and JWC, plus fees and expenses. These transaction fees are included in Acquisition costs in Notes 1 and 3.

Also on November 25, 2003, the Successor entered into an agreement with CDM Capital LLC, an affiliate of CDM Investor Group LLC, where CDM Capital LLC will receive a transaction fee of 1/2% of the aggregate purchase price of future acquisitions (other than the Pinnacle Transaction or the Aurora Merger), plus fees and expenses.

As part of the amendment to the Senior Credit facility discussed in Note 9, the payment of the management fees have been suspended during the amendment period.

Leases and Aircraft

The Company leases office space owned by a party related to the Chairman. One office was leased through January 15, 2004. A new office was leased beginning January 15, 2004. The new lease provides for the Company to make leasehold improvements approximating $318. The base rent for the new office is $87 annually compared to $245 annually scheduled in the old office. Rent expense for the Successor included $101 and $39 in fiscal 2005 and the 21 weeks ended December 26, 2004 for the new office and $91 in the 36 weeks ended July 31, 2004 of which $36 was for the old office and $55 for the new office. Rent expense of the Predecessor was $71 and $283 in the 16 weeks ended November 24, 2003 and fiscal 2003, respectively.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The Predecessor also used an aircraft owned by a company indirectly owned by the Chairman. In connection with the use of this aircraft, the Predecessor paid net operating expenses of $376 in the first quarter of fiscal 2003. In the second quarter of 2003, the agreement to use and pay for the plane was terminated early at a cost to the Predecessor of $2 million, which was included in the Consolidated Statement of Operations. Beginning November 25, 2003, the Successor resumed using the aircraft and in connection with the usage paid net operating expenses of $2,750, $1,146 and $1,543 in fiscal 2005, the 21 weeks ended December 26, 2004 and the 36 weeks ended July 31, 2004, respectively. Also, during the November 2003 financing “road show”, the Company paid an additional $84 for usage of the aircraft; such amount is included in deferred financing costs in Other Assets in the Consolidated Balance Sheet as of July 31, 2004.

Financial Instruments

The Company has entered into transactions for derivative financial instruments with JPMorgan Chase Bank to lower its exposure to interest rates, foreign currency, and natural gas prices. The total net cash received by the Company for the settlement of interest rate swaps, foreign exchange swaps, and natural gas swaps totaled $6,859, $243 and $3,515 during fiscal 2005, the 21 weeks ended December 26, 2004, and the 36 weeks ended July 31, 2004, respectively. See Note 13.

Debt and Interest Expense

For fiscal 2005, the 21 weeks ended December 26, 2004 and the 36 weeks ended July 31, 2004, fees and interest expense recognized in the Consolidated Statement of Operations for the debt to the related party, JPMorgan Chase Bank, amounted to $295, $148 and $362, respectively. See Note 9.

Expenses of Major Shareholder

As part of the Aurora Merger, the Company agreed to pay certain fees of the Bondholders Trust (as defined below), which owns approximately 43% of LLC. The Bondholders Trust primarily consists of holders of Aurora’s senior subordinated notes, which elected to receive equity interests in LLC as consideration in the Aurora Merger. The Company recognized in the Consolidated Statement of Operations $380 in fees on behalf of the Bondholder Trust in fiscal 2005.

16. Segment and Geographic Area Information

The Company’s products and operations are managed and reported in two operating segments. The frozen foods segment consists of the following reporting units: dinners and entrees (Swanson, Hungry Man), seafood (Van de Kamp’s, Mrs. Paul’s), breakfast (Aunt Jemima), bagels (Lenders), pizza (Celeste), and Chef’s Choice. The dry foods segment consists of the following reporting units: condiments (Vlasic, Open Pit), baking (Duncan Hines) and syrups (Mrs. Butterworth’s and Log Cabin). Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Cost of products sold for the thirty-six weeks ended July 31, 2004 includes $39,489 ($9,879 frozen foods and $29,610 dry foods), representing the write-up of inventories to fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) at the dates of the acquisitions of inventories, which were sold subsequent to the acquisition dates. Corporate assets consist of deferred and prepaid income tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions, Pinnacle and Aurora merger related costs, the costs of unsuccessful business acquisitions and the contract termination discussed in Note 6.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

	Successor			Predecessor
	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003	Fiscal year ended July 31, 2003
SEGMENT INFORMATION

Net sales
Frozen foods	$670,700	$271,165	$319,936	$118,992	$342,115
Dry foods	585,035	240,025	254,416	62,387	232,367

Total	$1,255,735	$511,190	$574,352	$181,379	$574,482

Earnings (loss) before interest and taxes
Frozen foods	$(51,655)	$(22,649)	$(38,070)	$6,313	$(6,880)
Dry foods	95,046	38,480	6,765	9,706	48,068
Unallocated corporate expenses	(16,473)	(4,972)	(29,845)	(11,432)	(16,108)

Total	$26,918	$10,859	$(61,150)	$4,587	$25,080

Depreciation and amortization
Frozen foods	$25,125	$10,743	$16,414	$4,179	$14,027
Dry foods	13,963	6,325	8,156	1,957	8,921

Total	$39,088	$17,068	$24,570	$6,136	$22,948

Capital expenditures
Frozen foods	$25,730	$5,340	$6,533	$913	$4,456
Dry foods	5,327	3,090	3,293	598	4,331

Total	$31,057	$8,430	$9,826	$1,511	$8,787

GEOGRAPHIC INFORMATION

Net sales
United States	$1,200,797	$492,888	$552,655	$171,915	$548,951
Canada	54,938	18,302	21,697	9,464	25,531

Total	$1,255,735	$511,190	$574,352	$181,379	$574,482

				December 25, 2005	December 26, 2004
SEGMENT INFORMATION:

Total Assets
Frozen foods				$565,266	$671,860
Dry foods				1,069,811	1,092,196
Corporate				1,417	1,569

Total				$1,636,494	$1,765,625

GEOGRAPHIC INFORMATION

Long-lived assets
United States				$219,070	$223,719
Canada				31	21

Total				$219,101	$223,740

Net sales to Wal-Mart Stores, Inc. were 21% in fiscal 2005, 18% in the 21 weeks ended December 26, 2004, 18% in fiscal 2004, and 17% in fiscal 2003 of consolidated net sales. No other single customer represents over 10% of consolidated net sales in any year.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

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

	Quarters Ended				Fiscal 2004
	October 2003	January 2004	April 2004	July 2004
Net sales	$139,137	$143,176	$210,626	$262,792	$735,731
Cost of products sold	103,909	121,697	185,838	225,756	637,200

Net (loss) earnings	3,531	(27,517)	(36,101)	(26,900)	(86,987)

	October 2004
Net sales	$328,834
Cost of products sold	262,991

Net (loss)	(5,250)

	March 2005	June 2005	September 2005	December 2005	Fiscal 2005
Net sales	$307,837	$306,614	$294,257	$347,027	$1,255,735
Cost of products sold	261,767	246,220	225,862	263,349	997,198

Net (loss) earnings	(22,428)	(2,174)	4,713	(23,287)	(43,176)

Net earnings during fiscal 2005, the quarter ended October 31, 2004, and fiscal 2004 included the following unusual charges:

	October 2003	January 2004	April 2004	July 2004	October 2004
Cost of product sold (See Notes 1 and 3):
Write up of inventory to fair value – Pinnacle	$—	$14,314	$11,990	$—	$—
Write up of inventory to fair value – Aurora			11,290	1,895

Other expense (income), net (See Note 6):
Merger related expenses (a)	$—	$19,223	$8,020	$—	$—
Impairment and restructuring charges (b)		1,262	10,025	5,998	583

Goodwill Impairment (See Note 8) (c)				$1,835

	March 2005	June 2005	September 2005	December 2005
Other expense (income), net (See Note 6):
Impairment and restructuring charges (b)	$2,241	$363	$3,480	$21,194

Goodwill Impairment (See Note 8) (c)				$54,757

(a)	Merger related expenses consist of the following:

•	Second quarter of 2004 - $11,000 for equity related compensation expense, $4,935 for predecessor stock option expense, $1,600 for retention expense, and $1,688 for change of control/waiver expense;

•	Third quarter of 2004 - $7,400 of non-cash equity related compensation expense and $620 of retention expense

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(b)	Impairment and restructuring charges consist of the following:

•	Second quarter of 2004 - a non-cash impairment of $1,262 related to the King’s Hawaiian intangibles

•	Third quarter of 2004 - a restructuring and impairment charge of $10,025 related to the announced closure of our Omaha frozen food facility

•	Fourth quarter of 2004 - $1,732 related to the announced closure of our Omaha frozen food facility; $2,966 of non-cash impairment charges were recorded related to the Chef’s Choice brand, which included $1,666 in recipes and $1,300 in fixed assets; $1,300 was recorded as a non-cash impairment charge related to the Avalon Bay trade name

•	Quarter ended October 31, 2004 - $583 related to the announced closure of our Omaha frozen food facility

•	First quarter 2005 - $739 related to the announced closure of our Omaha frozen food facility; $640 related to the announced closure of our Erie frozen food facility; $862 non-cash impairment charge related to our announced shutdown of the Mattoon production line

•	Second quarter 2005 - $328 related to the announced closure of our Omaha frozen food facility; $35 related to the announced closure of our Erie frozen food facility;

•	Third quarter 2005 - $258 related to the announced closure of our Omaha frozen food facility; $3,222 related to the announced closure of our Erie frozen food facility;

•	Fourth quarter 2005 – $59 credit related to the announced closure of our Omaha frozen food facility; $1,991 related to the announced closure of our Erie frozen food facility; and $19,262 related to the impairment of Mrs. Paul’s tradename ($10,437), Van de Kamp’s tradename ($7,707) and Lender’s tradename ($1,118)

(c)	Goodwill impairment charges consist of the following:

•	Fourth quarter of 2004 - $1,835 related to the Chef’s Choice reporting unit.

•	Fourth quarter of 2005 - $44,860 related to the Frozen Seafood reporting unit and $9,897 related to the Frozen Pizza reporting unit

18. Guarantor and Nonguarantor Financial Statements

In connection with the Pinnacle Transaction and Aurora Merger described in Notes 1 and 3 and as a part of the related financings, the Company issued $394 million of 8 1/4% senior subordinated notes ($200 million in November 2003 and $194 million in February 2004, collectively referred to as the “Notes”) in private placements pursuant to Rule 144A and Regulation S. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries.

The following consolidating financial information presents:

(1)	Consolidating (a) balance sheets as of December 25, 2005 and December 26, 2004 for the Successor and (b) the related statements of operations and cash flows for the year ended December 25, 2005, the 21 weeks ended December 26, 2004 and the 36 weeks ended July 31, 2004 for the Successor and the sixteen weeks ended November 24, 2003 and the fiscal year ended July 31, 2003 for the Predecessor.

(2)	Elimination entries necessary to consolidate the Predecessor and Successor, with their respective guarantor subsidiaries and nonguarantor subsidiary.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries and nonguarantor subsidiary are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Balance Sheet - Successor

December 25, 2005

	PINNACLE FOODS GROUP INC.	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARY	ELIMINATIONS	CONSOLIDATED TOTAL
Current assets:
Cash and cash equivalents	$69	$450	$—	$—	$519
Accounts receivable, net	43,618	28,206	4,431	—	76,255
Intercompany accounts receivable	—	53,879	—	(53,879)	—
Inventories, net	63,373	103,492	3,756	—	170,621
Other current assets	715	2,164	65	—	2,944
Deferred tax assets	598	758	61	—	1,417

Total current assets	108,373	188,949	8,313	(53,879)	251,756

Plant assets, net	99,598	119,472	31	—	219,101
Investment in subsidiaries	344,383	(2,366)	—	(342,017)	—
Intercompany note receivable	111,684	—	—	(111,684)	—
Tradenames	655,126	106,156	—	—	761,282
Other assets, net	44,701	141	—	—	44,842
Goodwill	218,579	140,934	—	—	359,513

Total assets	$1,582,444	$553,286	$8,344	$(507,580)	$1,636,494

Current liabilities:
Current portion of long-term obligations	$10	$143	$—	$—	$153
Notes payable	—	184	—	—	184
Accounts payable	24,698	32,151	4,916	—	61,765
Intercompany accounts payable	51,506	—	2,373	(53,879)	—
Accrued trade marketing expense	19,407	10,624	2,949	—	32,980
Accrued liabilities	51,560	19,571	328	—	71,459
Accrued income taxes	103	790	142	—	1,035

Total current liabilities	147,284	63,463	10,708	(53,879)	167,576

Long-term debt	888,126	185	—	—	888,311
Intercompany note payable	—	111,684	—	(111,684)	—
Pension and other postretirement benefits	851	10,048	—	—	10,899
Deferred tax liabilities	189,659	23,523	2	—	213,184

Total liabilities	1,225,920	208,903	10,710	(165,563)	1,279,970

Commitments and contingencies	—	—	—	—	—

Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	529,425	347,448	935	(348,383)	529,425
Accumulated other comprehensive (loss) income	(3,768)	(3,768)	(3,768)	7,536	(3,768)
Carryover of Predecessor basis of net assets	(17,338)	—	—	—	(17,338)
(Accumulated Deficit) Retained earnings	(151,795)	703	467	(1,170)	(151,795)

Total shareholder’s equity	356,524	344,383	(2,366)	(342,017)	356,524

Total liabilities and shareholder’s equity	$1,582,444	$553,286	$8,344	$(507,580)	$1,636,494

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Balance Sheet - Successor

December 26, 2004

	PINNACLE FOODS GROUP INC.	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARY	ELIMINATIONS	CONSOLIDATED TOTAL
Current assets:
Cash and cash equivalents	$490	$1,745		$—	$2,235
Accounts receivable, net	40,488	29,308	4,569	—	74,365
Intercompany accounts receivable	4,439	—	—	(4,439)	—
Inventories, net	70,443	131,788	3,279	—	205,510
Other current assets	940	2,968	83	—	3,991
Deferred tax assets	1,117	(432)	22		707

Total current assets	117,917	165,377	7,953	(4,439)	286,808

Plant assets, net	101,774	121,945	21	—	223,740
Investment in subsidiaries	263,384	1,183	—	(264,567)	—
Intercompany note receivable	182,054	543	—	(182,597)	—
Tradenames	674,388	106,156	—	—	780,544
Other assets, net	57,493	177	—	—	57,670
Goodwill	272,618	144,245	—	—	416,863

Total assets	$1,669,628	$539,626	$7,974	$(451,603)	$1,765,625

Current liabilities:
Current portion of long-term obligations	$5,460	$114	$—	$—	$5,574
Accounts payable	51,815	33,894	2,212	—	87,921
Intercompany accounts payable	—	3,001	1,438	(4,439)	—
Accrued trade marketing expense	30,864	12,813	2,337	—	46,014
Accrued liabilities	50,796	23,176	122	—	74,094
Accrued income taxes	99	1,240	138	—	1,477

Total current liabilities	139,034	74,238	6,247	(4,439)	215,080

Long-term debt	937,300	206	—	—	937,506
Intercompany note payable	—	182,054	543	(182,597)	—
Pension and other postretirement benefits	825	5,756		—	6,581
Deferred tax liabilities	199,102	13,988	1	—	213,091

Total liabilities	1,276,261	276,242	6,791	(187,036)	1,372,258

Commitments and contingencies	—	—	—	—	—

Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	519,433	287,710	935	(288,645)	519,433
Accumulated other comprehensive income (loss)	48	48	48	(96)	48
Carryover of Predecessor basis of net assets	(17,495)	—	—	—	(17,495)
(Accumulated deficit) Retained earnings	(108,619)	(24,374)	200	24,174	(108,619)

Total shareholder’s equity	393,367	263,384	1,183	(264,567)	393,367

Total liabilities and shareholder’s equity	$1,669,628	$539,626	$7,974	$(451,603)	$1,765,625

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Statement of Operations - Successor

For the fiscal year ended December 25, 2005

	PINNACLE FOODS GROUP INC.	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARY	ELIMINATIONS	CONSOLIDATED TOTAL
Net sales	$697,554	$533,662	$54,939	$(30,420)	$1,255,735

Costs and expenses
Cost of products sold	531,413	450,874	44,422	(29,511)	997,198
Marketing and selling expenses	55,927	37,283	7,949	—	101,159
Administrative expenses	21,994	16,969	1,279	—	40,242
Research and development expenses	2,221	1,404	—	—	3,625
Intercompany royalties	—	—	257	(257)	—
Intercompany technical service fees	—	—	652	(652)	—
Goodwill impairment charge	54,757	—	—	—	54,757
Other expense (income), net	30,791	1,045	—	—	31,836
Equity in loss (earnings) of investees	(8,590)	(267)	—	8,857	—

Total costs and expenses	688,513	507,308	54,559	(21,563)	1,228,817

Earnings (loss) before interest and taxes	9,041	26,354	380	(8,857)	26,918

Intercompany interest (income) expense	(13,013)	13,011	2	—	—
Interest expense	71,046	58	—	—	71,104
Interest income	—	557	27	—	584

(Loss) earnings before income taxes	(48,992)	13,842	405	(8,857)	(43,602)
Provision (benefit) for income taxes	(5,816)	5,252	138	—	(426)

Net (loss) earnings	$(43,176)	$8,590	$267	$(8,857)	$(43,176)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Statement of Operations - Successor

For the 21 weeks ended December 26, 2004

	PINNACLE FOODS GROUP INC.	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARY	ELIMINATIONS	CONSOLIDATED TOTAL
Net sales	$278,815	$223,801	$18,297	$(9,723)	$511,190

Costs and expenses
Cost of products sold	222,588	191,928	14,832	(9,268)	420,080
Marketing and selling expenses	33,643	17,569	2,376		53,588
Administrative expenses	8,897	5,826	493		15,216
Research and development expenses	866	593			1,459
Intercompany royalties	—	—	144	(144)
Intercompany technical service fees	—	—	311	(311)
Goodwill impairment charge	2,675	1,633			4,308
Other expense (income), net	1,840	3,840			5,680
Equity in loss (earnings) of investees	3,277	(338)		(2,939)

Total costs and expenses	273,786	221,051	18,156	(12,662)	500,331

Earnings (loss) before interest and taxes	5,029	2,750	141	2,939	10,859

Intercompany interest (income) expense	(5,064)	5,054	10
Interest expense	26,250	10			26,260
Interest income	—	114	6		120

(Loss) earnings before income taxes	(16,157)	(2,200)	137	2,939	(15,281)
Provision (benefit) for income taxes	8,549	1,077	(201)		9,425

Net (loss) earnings	$(24,706)	$(3,277)	$338	$2,939	$(24,706)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Statement of Operations - Successor

For the 36 weeks ended July 31, 2004

	PINNACLE FOODS GROUP INC.	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARY	ELIMINATIONS	CONSOLIDATED TOTAL
Net sales	$183,099	$379,223	$21,697	$(9,667)	$574,352

Costs and expenses
Cost of products sold	166,237	328,175	17,664	(9,109)	502,967
Marketing and selling expenses	16,450	38,680	2,780	—	57,910
Administrative expenses	8,347	23,168	743	—	32,258
Research and development expenses	552	1,884	—	—	2,436
Intercompany royalties	—	—	207	(207)	—
Intercompany technical service fees	—	—	351	(351)	—
Goodwill impairment charge	1,835	—	—	—	1,835
Other expense (income), net	24,910	13,186	—	—	38,096
Equity in (earnings) loss of investees	21,097	138	—	(21,235)	—

Total costs and expenses	239,428	405,231	21,745	(30,902)	635,502

Earnings (loss) before interest and taxes	(56,329)	(26,008)	(48)	21,235	(61,150)

Intercompany interest (income) expense	(5,329)	5,311	18	—	—
Interest expense	26,240	—	—	—	26,240
Interest income	88	222	10	—	320

(Loss) earnings before income taxes	(77,152)	(31,097)	(56)	21,235	(87,070)
Provision (benefit) for income taxes	6,761	(10,000)	82	—	(3,157)

Net (loss) earnings	$(83,913)	$(21,097)	$(138)	$21,235	$(83,913)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Statement of Operations - Predecessor

For the 16 weeks ended November 24, 2003

	PINNACLE FOODS HOLDING CORPORATION	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARY	ELIMINATIONS	CONSOLIDATED TOTAL
Net Sales	$—	$176,819	$9,464	$(4,904)	$181,379

Costs and expenses
Cost of products sold	—	130,954	7,862	(4,583)	134,233
Marketing and selling expenses	—	23,283	1,052	—	24,335
Administrative expenses	—	9,176	278	—	9,454
Research and development expenses	—	814	—	—	814
Intercompany royalties	—	—	97	(97)	—
Intercompany technical service fees	—	—	224	(224)	—
Other expense (income), net	—	7,838	118	—	7,956

Equity in (earnings) loss of investees	3,074	160	—	(3,234)	—

Total costs and expenses	3,074	172,225	9,631	(8,138)	176,792
Earnings (loss) before interest and taxes	(3,074)	4,594	(167)	3,234	4,587

Intercompany interest (income) expense	—	(8)	8	—	—
Interest expense	—	9,310	—	—	9,310
Interest income	—	137	6	—	143

(Loss) earnings before income taxes	(3,074)	(4,571)	(169)	3,234	(4,580)
Provision (benefit) for income taxes	—	(1,497)	(9)	—	(1,506)

Net (loss) earnings	$(3,074)	$(3,074)	$(160)	$3,234	$(3,074)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Holding Corporation

Consolidated Statement of Operations - Predecessor

For the year ended July 31, 2003

	PINNACLE FOODS HOLDING CORPORATION	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARY	ELIMINATIONS	CONSOLIDATED TOTAL
Net Sales	$—	$561,386	$25,531	$(12,435)	$574,482

Costs and expenses
Cost of products sold	—	436,843	22,170	(11,486)	447,527
Marketing and selling expenses	—	55,936	1,979	—	57,915
Administrative expenses	—	31,993	885	—	32,878
Research and development expenses	—	3,040	—	—	3,040
Intercompany royalties	—	—	255	(255)	—
Intercompany technical service fees	—	—	694	(694)	—
Goodwill impairment charge	—	1,550	—	—	1,550
Other expense (income), net	—	6,492	—	—	6,492
Equity in (earnings) loss of investees	(8,448)	304	—	8,144	—

Total costs and expenses	(8,448)	536,158	25,983	(4,291)	549,402

Earnings (loss) before interest and taxes	8,448	25,228	(452)	(8,144)	25,080

Intercompany interest (income) expense	—	(30)	30	—	—
Interest expense	—	11,592	—	—	11,592
Interest income	—	459	17	—	476

Earnings (loss) before income taxes	8,448	14,125	(465)	(8,144)	13,964
Provision (benefit) for income taxes	—	5,677	(161)	—	5,516

Net earnings (loss)	$8,448	$8,448	$(304)	$(8,144)	$8,448

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Statement of Cash Flows - Successor

For the fiscal year ended December 25, 2005

	PINNACLE FOODS GROUP INC.	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARY	ELIMINATIONS	CONSOLIDATED TOTAL
Cash flows from operating activities
Net (loss) earnings from operations	$(43,176)	$8,590	$267	$(8,857)	$(43,176)
Non-cash charges (credits) to net earnings
Depreciation and amortization	23,310	15,765	13	—	39,088
Restructuring and impairment charge	75,521	—	—	—	75,521
Amortization of debt acquisition costs	6,334	—	—	—	6,334
Amortization of bond premium	(525)	—	—	—	(525)
Change in value of financial instruments	1,703	—	—	—	1,703
Equity in loss (earnings) of investees	(8,590)	(267)	—	8,857	—
Postretirement healthcare benefits	67	(323)	—	—	(256)
Pension expense	—	595	—	—	595
Deferred income taxes	(8,924)	8,346	(38)	—	(616)
Changes in working capital
Accounts receivable	(3,130)	1,103	420	—	(1,607)
Intercompany accounts receivable/payable	52,115	(52,959)	844	—	—
Inventories	7,070	28,297	(275)	—	35,092
Accrued trade marketing expense	(11,457)	(2,189)	468	—	(13,178)
Accounts payable	(27,117)	(7,524)	2,567	—	(32,074)
Other current assets and liabilities	(4,498)	6,449	(4,105)	—	(2,154)

Net cash provided by operating activities	58,703	5,883	161	—	64,747

Cash flows from investing activities
Capital expenditures	(16,746)	(14,169)	(16)	—	(30,931)
Pinnacle merger consideration	1,595	—	—	—	1,595
Sale of plant assets	—	561	—	—	561

Net cash used in investing activities	(15,151)	(13,608)	(16)	—	(28,775)

Cash flows from financing activities
Change in bank overdrafts	—	6,549	(145)	—	6,404
Repayment of capital lease obligations	(10)	(119)	—	—	(129)
Equity contribution to Successor	9,992	—	—	—	9,992
Successor’s debt acquisition costs	(51)	—	—	—	(51)
Proceeds from Successor’s notes payable borrowing	31,626	—	—	—	31,626
Repayments of Successor’s notes payable	(31,442)	—	—	—	(31,442)
Repayments of Successor’s long term obligations	(54,088)	—	—	—	(54,088)

Net cash (used in) provided by financing activities	(43,973)	6,430	(145)	—	(37,688)

Effect of exchange rate changes on cash	—	—	—	—	—
Net change in cash and cash equivalents	(421)	(1,295)	—	—	(1,716)
Cash and cash equivalents - beginning of period	490	1,745	—	—	2,235

Cash and cash equivalents - end of period	$69	$450	$—	$—	$519

Supplemental disclosures of cash flow information:
Interest paid	$65,832	$—	$—	$—	$65,832
Interest received	—	543	27	—	570
Income taxes refunded (paid)	—	582	(277)	—	305
Non-cash investing activity:
Capital leases	—	(126)	—	—	(126)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Statement of Cash Flows - Successor

For the 21 weeks ended December 26, 2004

	PINNACLE FOODS GROUP INC.	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARY	ELIMINATIONS	CONSOLIDATED TOTAL
Cash flows from operating activities
Net (loss) earnings from operations	$(24,706)	$(3,277)	$338	$2,939	$(24,706)
Non-cash charges (credits) to net earnings
Depreciation and amortization	7,413	9,652	3		17,068
Restructuring and impairment charge	2,687	4,282			6,969
Amortization of debt acquisition costs	1,995	—			1,995
Amortization of bond premium	(201)	—			(201)
Change in value of financial instruments	(360)	—			(360)
Equity in loss (earnings) of investees	3,277	(338)		(2,939)
Postretirement healthcare benefits	11	(1,273)			(1,262)
Pension expense		310			310
Deferred income taxes	8,450	948			9,398
Changes in working capital
Accounts receivable	(1,123)	(4,657)	(1,954)		(7,734)
Intercompany accounts receivable/payable	(590)	(50)	640
Inventories	(1,220)	(20,712)	(1,078)		(23,010)
Accrued trade marketing expense	2,730	(557)	1,015		3,188
Accounts payable	13,498	4,641	543		18,682
Other current assets and liabilities	(682)	(1,837)	(306)		(2,825)

Net cash (used in) provided by operating activities	11,179	(12,868)	(799)	—	(2,488)

Cash flows from investing activities
Capital expenditures	(2,758)	(5,315)	—		(8,073)
Pinnacle merger consideration		(130)			(130)
Aurora merger costs	(2,333)	—			(2,333)
Acquisition of license	(1,919)				(1,919)

Net cash used in investing activities	(7,010)	(5,445)	—	—	(12,455)

Cash flows from financing activities
Change in bank overdrafts	—	(16,721)	308		(16,413)
Repayment of capital lease obligations	(4)	(37)			(41)
Successor’s debt acquisition costs	(2,822)	—			(2,822)
Proceeds from Successor’s notes payable borrowings	30,000	—			30,000
Repayments of Successor’s notes payable	(30,000)	—			(30,000)
Repayments of Successor’s long term obligations	(1,363)	—			(1,363)

Net cash (used in) provided by financing activities	(4,189)	(16,758)	308	—	(20,639)

Effect of exchange rate changes on cash	—	—	36	—	36

Net change in cash and cash equivalents	(20)	(35,071)	(455)	—	(35,546)

Cash and cash equivalents - beginning of period	510	36,816	455		37,781

Cash and cash equivalents - end of period	$490	$1,745	$—	$—	$2,235

Supplemental disclosures of cash flow information:
Interest paid	$23,547	$—	$—	$—	$23,547
Interest received	—	114	6	—	120
Income taxes refunded (paid)	—	627	—	—	627
Non-cash investing activity:
Capital leases	—	(357)	—	—	(357)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Statement of Cash Flows - Successor

For the 36 weeks ended July 31, 2004

	PINNACLE FOODS GROUP INC.	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARY	ELIMINATIONS	CONSOLIDATED TOTAL
Cash flows from operating activities
Net loss from operations	$(83,913)	$(21,097)	$(138)	$21,235	$(83,913)
Non-cash charges (credits) to net loss:
Depreciation and amortization	6,471	18,094	5		24,570
Restructuring and impairment charge	6,101	10,211			16,312
Amortization of debt acquisition costs	2,652	—			2,652
Amortization of bond premium	(323)	—			(323)
Change in value of financial instruments	(3,492)	—			(3,492)
Equity related compensation charge	18,400	—			18,400
Equity in (earnings) loss of investees	21,097	138		(21,235)	—
Postretirement healthcare benefits	9	(602)			(593)
Pension expense	—	820			820
Deferred income taxes	6,761	(9,551)	(152)		(2,942)
Changes in working capital
Accounts receivable	10,958	17,978	123		29,059
Intercompany accounts receivable/payable	51,860	(51,617)	(243)		—
Inventories	(5,635)	26,303	(185)		20,483
Accrued trade marketing expense	641	(271)	98		468
Accounts payable	22,508	1,791	79		24,378
Other current assets and liabilities	(26,023)	10,344	870		(14,809)

Net cash provided by operating activities	28,072	2,541	457	—	31,070

Cash flows from investing activities
Capital expenditures	(2,668)	(7,156)	(2)		(9,826)
Pinnacle merger consideration	(361,062)	—			(361,062)
Pinnacle merger costs	(7,154)	—			(7,154)
Aurora merger consideration	(663,759)	—			(663,759)
Aurora merger costs	(16,980)	—			(16,980)

Net cash used in investing activities	(1,051,623)	(7,156)	(2)	—	(1,058,781)

Cash flows from financing activities
Change in bank overdrafts	—	11,603			11,603
Repayment of capital lease obligations	(4)	—			(4)
Equity contribution to Successor	275,088	—			275,088
Successor’s debt acquisition costs	(37,766)	—			(37,766)
Proceeds from Successor’s bond offerings	400,976	—			400,976
Proceeds from Successor’s bank term loans	545,000	—			545,000
Proceeds from Successor’s notes payable borrowings	21,500	—			21,500
Repayments of Successor’s notes payable	(21,500)	—			(21,500)
Repayments of Predecessor’s long term obligations	—	(175,000)			(175,000)
Repayments of Successor’s long term obligations	(1,363)	—			(1,363)
Intercompany loans	(175,370)	175,370			—
Repayments of intercompany loans	17,500	(17,500)			—

Net cash provided by (used in) financing activities	1,024,061	(5,527)	—	—	1,018,534

Effect of exchange rate changes on cash	—	—	—	—	—
Net change in cash and cash equivalents	510	(10,142)	455	—	(9,177)

Cash and cash equivalents - beginning of period	—	46,958	—		46,958

Cash and cash equivalents - end of period	$510	$36,816	$455	$—	$37,781

Supplemental disclosures of cash flow information:
Interest paid	$28,776	$—	$—	$—	$28,776
Interest received	89	221	10	—	320
Income taxes paid	—	37	—	—	37
Non-cash investing activity:
Aurora merger consideration	(225,120)	—	—	—	(225,120)
Aurora merger costs	(4,628)	—	—	—	(4,628)
Non-cash financing activity:
Aurora merger equity contribution	225,120	—	—	—	225,120

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Statement of Cash Flows - Predecessor

For the 16 weeks ended November 24, 2003

	PINNACLE FOODS HOLDING CORPORATION	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARY	ELIMINATIONS	CONSOLIDATED TOTAL
Cash flows from operating activities
Net loss from operations	$(3,074)	$(3,074)	$(160)	$3,234	$(3,074)
Non-cash charges (credits) to net loss			—
Depreciation and amortization	—	6,131	5	—	6,136
Restructuring and impairment charge	—	1,262	—	—	1,262
Amortization of debt acquisition costs	—	6,907	—	—	6,907
Equity related compensation charge	—	4,935	—	—	4,935
Equity in (earnings) loss of investees	3,074	160	—	(3,234)	—
Postretirement healthcare benefits	—	(527)	—	—	(527)
Pension expense	—	342	—	—	342
Deferred income taxes	—	(986)	—	—	(986)
Changes in working capital
Accounts receivable	—	(8,513)	(784)	—	(9,297)
Intercompany accounts receivable/payable	—	848	(848)	—	—
Inventories	—	(24,561)	(727)	—	(25,288)
Accrued trade marketing expense	—	(5,506)	691	—	(4,815)
Accounts payable	—	514	765	—	1,279
Other current assets and liabilities	—	(736)	423	—	(313)

Net cash used in operating activities	—	(22,804)	(635)	—	(23,439)

Cash flows from investing activities
Capital expenditures	—	(1,511)	—		(1,511)

Net cash used in investing activities	—	(1,511)	—	—	(1,511)

Cash flows from financing activities
Change in bank overdrafts	—	(262)	—	—	(262)
Intercompany advance	42,186	(42,186)	—	—	—

Net cash provided by (used in) financing activities	42,186	(42,448)	—	—	(262)

Effect of exchange rate changes on cash	—	—	42	—	42
Net change in cash and cash equivalents	42,186	(66,763)	(593)	—	(25,170)
Cash and cash equivalents - beginning of period	—	71,535	593	—	72,128

Cash and cash equivalents - end of period	$42,186	$4,772	$—	$—	$46,958

Supplemental disclosures of cash flow information:
Interest paid	$—	$2,517	$—	$—	$2,517
Interest received	—	143	—	—	143
Income taxes refunded (paid)	—	2,856	452	—	3,308

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Holding Corporation

Consolidated Statement of Cash Flows - Predecessor

For the year ended July 31, 2003

	PINNACLE FOODS HOLDING CORPORATION	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARY	ELIMINATIONS	CONSOLIDATED TOTAL
Cash flows from operating activities
Net earnings (loss) from operations	$8,448	$8,448	$(304)	$(8,144)	$8,448
Non-cash charges (credits) to net earnings
Depreciation and amortization	—	22,942	6		22,948
Amortization of debt acquisition costs	—	1,630			1,630
Restructuring and impairment charge	—	4,941			4,941
Equity in (earnings) loss of investees	(8,448)	304		8,144	—
Postretirement healthcare benefits	—	(1,324)			(1,324)
Pension expense	—	1,323			1,323
Deferred income taxes	—	5,712	50		5,762
Changes in working capital	—
Accounts receivable	—	(784)	(28)		(812)
Intercompany accounts receivable/payable	—	392	(392)		—
Inventories	—	(3,181)	964		(2,217)
Accrued trade marketing expense	—	(1,780)	74		(1,706)
Accounts payable	—	(4,796)	111		(4,685)
Other current assets and liabilities	—	(1,345)	(12)		(1,357)

Net cash provided by operating activities	—	32,482	469	—	32,951

Cash flows from investing activities
Payments for business acquisitions	—	(56)			(56)
Capital expenditures	—	(8,763)	(24)		(8,787)
Sale of plant assets	—	48			48

Net cash used in investing activities	—	(8,771)	(24)	—	(8,795)

Cash flows from financing activities
Change in bank overdrafts	—	(2,419)			(2,419)
Repayment of capital lease obligations	—	(9)			(9)
Repayments of Predecessor’s long term obligations	—	(15,000)			(15,000)
Issuance of common stock	412	—			412
Capital contributions to subsidiaries	(412)	412			—

Net cash used in financing activities	—	(17,016)	—	—	(17,016)

Effect of exchange rate changes on cash			17		17
Net change in cash and cash equivalents	—	6,695	462		7,157
Cash and cash equivalents - beginning of period	—	64,840	131		64,971

Cash and cash equivalents - end of period	$—	$71,535	$593	$—	$72,128

Supplemental disclosures of cash flow information:
Interest paid	$—	$10,001	$26	$(26)	$10,001
Interest received	—	485	17	(26)	476
Income taxes refunded (paid)	—	108	161	—	269

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

19. Subsequent Event

Acquisition of Food Products business of Dial Corporation

On March 1, 2006, the Company acquired certain assets and assumed certain liabilities of the Food Products business (the “Business”) of The Dial Corporation for $183 million in cash. The assets acquired include inventory, a production facility, machinery and equipment, contract rights and certain intangible assets including trademarks and licenses. The purchase price will be increased after the closing date if the value of inventory included with the Business at closing exceeds a specified target or decreased if the value of the inventory at closing is less than such target. In addition, the purchase price will be reduced after closing if the adjusted product contribution amount (as described in the Asset Purchase Agreement) of the Business is less than the target product contribution amount (as described in the Asset Purchase Agreement) of the Business provided by Dial to Pinnacle prior to the closing by a specified degree.

The Business is a leading manufacturer, distributor and marketer of products in the $1.4 billion canned meats category. For fiscal 2005, the Business had net sales of approximately $225 million. All of the products are produced at the manufacturing facility located in Ft. Madison, Iowa, which will be acquired in the transaction. Products are sold under the Armour brand name as well as private-label and certain co-pack arrangements. The Business offers products in eleven of the fifteen segments within the canned meat category, including Vienna sausage, potted meat, and sliced dried beef.

Concurrently with the acquisition but effective as of February 14, 2006, the Company entered into an Amendment No. 4 and Agreement to the existing senior secured credit facilities (described in Note 9) (the “Amendment”). Among other things, and subject to certain conditions, the Amendment approved the acquisition of the Business and provided for the making of $143 million of additional tack-on term loans to fund a portion of the acquisition. Subject to the satisfaction of certain conditions, the Amendment also changed the senior secured credit facilities in other respects, including: (a) the leverage ratio calculations have been adjusted such that the amount of indebtedness used in such calculations is no longer subject to averaging and is reduced by certain cash and cash equivalents, (b) the leverage ratio threshold for the quarter ending on or about March 31, 2006 has been changed from 5.00 to 1.00 to 5.25 to 1.00, and (c) under certain circumstances, Pinnacle may be able to use equity contributions to cure financial covenant defaults, if any, that may occur in the future under the senior secured credit facilities.

The Company funded the remaining portion of the purchase price through equity contributions from the shareholders of LLC.

The Company is in the process of obtaining third-party valuations of inventory, long-lived assets and intangible assets. Thus, the allocation of the purchase price to the assets acquired and liabilities assumed is not practicable at this time. However, the Company expects a significant portion of the purchase price to be allocated to goodwill and indefinite-lived intangible assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 25, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective.

In addition, there was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 25, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers, key employees and directors as of the filing date of this annual report on Form 10-K.

Name	Age	Position
C. Dean Metropoulos	59	Chairman of the Board, Chief Executive Officer and Director
William Toler	46	President
N. Michael Dion	48	Executive Vice President and Chief Financial Officer
Michael J. Cramer	53	Executive Vice President and Chief Administrative Officer
David Roe	42	Executive Vice President, Marketing
Craig Steeneck	48	Executive Vice President-Financial Planning and Manufacturing Accounting/Systems
William Darkoch	55	Executive Vice President-Supply Chain
M. Kelley Maggs	54	Senior Vice President, Secretary and General Counsel
Lynne M. Misericordia	42	Vice President, Treasurer and Assistant Secretary
John F. Kroeger	50	Vice President, Human Resources; Assistant General Counsel and Assistant Secretary
Stephen P. Murray	43	Director
Terry Peets	60	Director
Kevin G. O’Brien	40	Director
John W. Childs	64	Director
Adam L. Suttin	38	Director
Raymond B. Rudy	74	Director
David R. Jessick	52	Director
Rajath Shourie	32	Director

C. Dean Metropoulos has served as our Chairman and Chief Executive Officer since March 19, 2004. Prior thereto, Mr. Metropoulos held the same position with Pinnacle since its inception in 2001. Mr. Metropoulos is also Chairman and Chief Executive Officer of CDM Investor Group LLC, a merchant banking and management firm. Some of the recent transactions for which affiliates of CDM Investor Group LLC have provided senior management and investment include Hillsdown Holdings, PLC (Premier International Foods), Mumm and Perrier Jouet Champagnes, International Home Foods Inc., Ghirardelli Chocolates, The Morningstar Group and Stella Foods, Inc. Mr. Metropoulos began his career with GTE International, where his last position before leaving to establish his merchant banking and management firm was Senior Vice President.

William Toler has been our President since July 2005. Prior to that, Mr. Toler held the position of Executive Vice President, Sales since March 19, 2004. Mr. Toler previously provided consulting services to Aurora and oversaw its sales department from June 2003 to March 2004. Mr. Toler was previously President of North America for ICG Commerce, a procurement services company. Before ICG Commerce, Mr. Toler was President of Campbell Sales Company from 1995 to 2000. At Campbell Sales Company, he was responsible for $4 billion in sales, including Campbell Soup Company’s flagship soup brands Condensed, Chunky and Select; V-8 beverages; and Prego and Pace sauces. He joined Campbell Sales Company from Nabisco, where he was Vice President, Sales and Integrated Logistics from 1992 to 1995. Prior to Nabisco, he was Vice President/National Sales Manager for Reckitt & Colman from 1989 to 1992. Mr. Toler began his career at Procter & Gamble, where he worked from 1981 to 1989; his last responsibility at Procter & Gamble was Eastern division manager of Health and Beauty Care.

N. Michael Dion has been our Executive Vice President and Chief Financial Officer since March 19, 2004. Prior thereto, Mr. Dion held the same position with Pinnacle since its inception in 2001. Mr. Dion has been affiliated with affiliates of CDM Investor Group LLC and each of the business platforms that Mr. Metropoulos and his team have managed since 1990. Mr. Dion served as Senior Vice President and Chief Financial Officer of International Home Foods Inc. from November 1996 to October 1999. Mr. Dion is also a Certified Public Accountant.

Michael J. Cramer has been our Executive Vice President and Chief Administrative Officer since March 19, 2004. From 1998 to 2004, Mr. Cramer served as President and Chief Operating Officer of Southwest Sports Group, LLC, and Southwest Sports Realty, LP and as part of those duties, he served at various times as President of the Texas Rangers Baseball Club and Dallas Stars Hockey Team. Prior to joining Southwest Sports Group in 1998, Mr. Cramer was affiliated with each of the platforms C. Dean Metropoulos managed since 1987. In that capacity he served as Executive Vice President and as a member of the Board of Directors of International Home Foods Inc.; Executive Vice President and General Counsel of The Morningstar Group Inc. and Executive Vice President of Administration and General Counsel of Stella Foods, Inc. Prior to that time, he was engaged in the private practice of law for several years in Wisconsin.

David Roe has been our Executive Vice President, Marketing since November 2004. Prior thereto, Mr. Roe was the Executive Vice President and General Manager of our Dry Grocery division (Cake Mix, Pancake Syrups & Condiments). Mr. Roe joined Pinnacle in January 2004 following three years with Cendant Corporation as Executive Vice President and General Manager of Resorts Condominium International. Mr. Roe was previously the Senior Vice President & General Manager of International Home Foods Inc.’s Chef Boyardee Division prior to the sale of International Home Foods Inc. to ConAgra Foods in 2000. Before joining International Home Foods Inc., Mr. Roe spent three years with the Pillsbury Company, where he was responsible for brand management for the Progresso and Green Giant brands. Mr. Roe began his career in 1985 with Reckitt & Colman (now Reckitt Benckiser), where he spent ten years in the United Kingdom and United States managing brands such as Colman’s Cooking Sauces, French’s Mustard, Black Flag Insecticides & Airwick Air Fresheners.

Craig Steeneck has been our Executive Vice President, Financial Planning and Manufacturing Accounting/Systems since June 2005. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Group in Florida. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International, a subsidiary of Cendant. From October 1999 to February 2001, he was the Chief Financial Officer of International Home Foods.

William Darkoch has been our Executive Vice President, Supply Chain and Operations since August 2005. Prior to joining PFGI, Mr. Darkoch was employed with Novartis Consumer Health, Inc. from September 2004 to August 2005 where he was the Senior Vice President & Global Head of Product Supply, Manufacturing & Logistics – OTC. Prior to that, Mr. Darkoch was employed at Reckitt Benckiser, Inc. for twenty years in various roles, the last of which was Senior Vice President-The Americas, Product Supply where he was responsible for total product supply chain management.

M. Kelley Maggs has been our Senior Vice President, General Counsel and Secretary since March 19, 2004. Prior thereto, Mr. Maggs held the same position with Pinnacle since its inception in 2001. He has also been associated with affiliates of CDM Investor Group LLC for the past twelve years. Prior to his involvement with Pinnacle, Mr. Maggs held the same position with International Home Foods Inc. from November 1996 to December 2000. From 1993 to 1996, Mr. Maggs was employed with Stella Foods, Inc. as Vice President and General Counsel. Prior to that time, he was engaged in the private practice of law in Virginia and New York.

Lynne M. Misericordia has been our Vice President and Treasurer since March 19, 2004. Prior thereto, Ms. Misericordia held the same position with Pinnacle since its inception in 2001. Ms. Misericordia previously held the position of Treasurer with International Home Foods Inc. from November 1996 to December 2000. Before that, Ms. Misericordia was employed by Wyeth from August 1985 to November 1996 and held various financial positions.

John F. Kroeger has been our Vice President, Human Resources and Assistant General Counsel since July 2004. Prior to that, Mr. Kroeger held the position of Vice President and Assistant General Counsel with Pinnacle since joining the Company in November 2001. From January 2001 to October 2001, Mr. Kroeger was the Vice President and General Counsel of Anadigics, Inc., a NASDAQ semiconductor company. From August 1998 until December 2000, Mr. Kroeger was Vice President and Assistant General Counsel at International Home Foods, Inc. Mr. Kroeger has also held general management and legal positions with leading companies in the chemical, pharmaceutical and petroleum-refining industries.

Stephen P. Murray became our director upon consummation of the Aurora Merger on March 19, 2004. Mr. Murray is a Partner of JPMP. Prior to joining JPMP in 1984, Mr. Murray was a Vice President with the Middle-Market Lending Division of Manufacturers Hanover Trust Company. Currently, he serves as a director of La Petite Academy, Zoots, Warner Chilcott, AMC , Cabela’s Incorporated and Strongwood Insurance.

Terry Peets became our director upon consummation of the Aurora Merger on March 19, 2004. Mr. Peets is an advisor to JPMP in its consideration of consumer segment investment opportunities. Over the past 25 years, Mr. Peets has served as Chairman of Bruno’s Supermarkets, Inc., Executive Vice President of Vons Grocery Company, Executive Vice President of Ralphs Grocery Company, and President and CEO of PIA Merchandising, Inc. Mr. Peets is the Chairman of the Board and Director of World Kitchens, Inc., Vice Chairman and Director of City of Hope National Cancer Center and the Beckman Research Institute, and a Director of Berry Plastics, Inc., Doane Pet Care Inc., and Ruiz Foods Inc. Mr. Peets holds an M.B.A. with honors from Pepperdine University.

Kevin G. O’Brien became our director upon consummation of the Aurora Merger on March 19, 2004. Mr. O’Brien is a Principal of JPMP. Prior to joining JPMP in 2000, Mr. O’Brien was a Vice President in the High Yield Capital Markets and High Yield Corporate Finance Groups at Chemical Securities Inc. and Chase Securities Inc. since 1994. Previously, he was a commissioned officer in the U.S. Navy. Currently, he serves as a director of La Petite Academy.

John W. Childs became our director upon consummation of the Aurora Merger on March 19, 2004. Mr. Childs has been President of JWC since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from May 1987, most recently holding the position of Senior Managing Director. Prior to that, Mr. Childs was with the Prudential Insurance Company of America where he held various executive positions in the investment area ultimately serving as Senior Managing Director in charge of the Capital Markets Group. He is a director of Pan Am International Flight Academy, Inc., American Safety Razor Company, Sunny Delight Beverages Company, Sheridan Healthcare Inc. and Esselte AB.

Adam L. Suttin became our director upon consummation of the Aurora Merger on March 19, 2004. Mr. Suttin has been a Partner of JWC since January 1998 and has been with JWC since July 1995. Prior to that time, Mr. Suttin was an executive at Thomas H. Lee Company from August 1989, most recently holding the position of Associate. Mr. Suttin is a director of American Safety Razor Company, Brookstone, Inc., Coldmatic Products International, LLC, Esselte AB, The NutraSweet Company, and Sunny Delight Beverages Company.

Raymond B. Rudy became our director upon consummation of the Aurora Merger on March 19, 2004. Mr. Rudy has been an Operating Partner of JWC since July 1995. Prior to that time, he was Deputy Chairman and Director of Snapple Beverage Corporation from 1992 until the company was sold in 1994. From 1987 to 1989, Mr. Rudy was President of Best Foods Subsidiaries of CPC International. From 1984 to 1986, Mr. Rudy was Chairman, President and CEO of Arnold Foods Company, Inc. He is the Chairman of Sunny Delight Beverages Company and a director of Widmer Brewing and American Safety Razor Company.

David R. Jessick became our director upon consummation of the Aurora Merger on March 19, 2004. From December 1999 to July 2002, Mr. Jessick was Senior Executive Vice President and Chief Administrative Officer of Rite Aid Corporation. Prior to joining Rite Aid Corporation in 1999, Mr. Jessick spent three years at Fred Meyer, Inc., with his last position being Executive Vice President, Finance and Investor Relations. Prior to joining Fred Meyer, Inc., Mr. Jessick spent 17 years with Thrifty PayLess Holdings, Inc., with his last position being Executive Vice President and Chief Financial Officer. Prior thereto, Mr. Jessick worked as an auditor with KPMG. Mr. Jessick received a B.B.A. degree in accounting from Boise State University. He currently serves as the non-executive Chairman of the Board and audit committee member at Pathmark Stores, Inc., a director and audit committee chair at World Kitchen, Inc. and Dollar Financial Corp., and as a director and audit committee member of Source Interlink Companies, Inc. and Big Five Sporting Goods Corp.

Rajath Shourie was appointed to the board of directors on November 8, 2005. Mr. Shourie is a Senior Vice President at Oaktree Capital Management LLC in the distressed debt group. He joined Oaktree in August 2002 after having spent two years at Goldman, Sachs & Co. in the Principal Investment Area. Prior thereto, he was a management consultant at McKinsey & Company, from 1995 to 1998. Mr. Shourie is a director of Pegasus Aviation Finance Company and Sundance Cinemas LLC.

COMMITTEES OF THE BOARD OF DIRECTORS

The board of directors of PFGI has an audit committee and a compensation committee. The audit committee recommends the annual appointment of auditors with whom the audit committee reviews the scope of audit and non-audit assignments and related fees and accounting principles we will use in financial reporting. The members of the audit committee are currently Messrs. O’Brien (who is an audit committee financial expert within the meaning of the rules and regulations of the Securities and Exchange Commission), Suttin and Peets. Mr. O’Brien is not an independent director as such term is defined under rules of the New York Stock Exchange. The compensation committee reviews and approves the compensation and benefits for our employees, directors and consultants, administers our employee benefit plans, authorizes and ratifies stock option grants and other incentive arrangement and authorizes employment and related agreements. The members of the compensation committee are currently Messrs. C.D. Metropoulos, Murray and Childs.

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

COMPENSATION OF DIRECTORS

Our directors who are also our employees or employees of our principal stockholders will receive no additional compensation for their services as director. Those directors who are not employees of us or our principal stockholders will be paid (1) an annual retainer of $25,000 to be paid quarterly in arrears and (2) an annual option grant valued at $10,000 with a one year vesting period. We also promptly reimburse our non-employee directors for reasonable expenses incurred to attend meetings of our board of directors or its committees.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning total compensation earned or paid to Pinnacle’s Chief Executive Officer and Pinnacle’s four other most highly compensated executive officers who served in such capacities as of December 25, 2005 (collectively, the “named executive officers”), for services rendered to Pinnacle during each of the past three fiscal years as well as the transition year.

Summary compensation table

				Long-term compensation
		Annual compensation (1)		Securities underlying options/ SAR’s (#)	LTIP Payments ($)	All Other Compensation (2) ($)
Name and principal position	Year	Salary ($)	Bonus ($)
C. Dean Metropoulos	Fiscal 2005	$2,000,000	$250,000	—	—	$195,361	(3)
Chairman of the Board and	8/04 to 12/04	846,154	—	—	—	79,298	(3)
Chief Executive Officer	Fiscal 2004	1,521,233	520,833	—	—	298,428	(3)
	Fiscal 2003	1,250,000	1,250,000	—	—	181,304	(3)

N. Michael Dion	Fiscal 2005	450,000	65,000	—	—	—
Executive Vice President	8/04 to 12/04	190,384	—	—	—	—
and Chief Financial Officer	Fiscal 2004	386,164	60,000	—	—	250,000	(4)
	Fiscal 2003	350,000	205,000	—	—	—

Evan Metropoulos (6)	Fiscal 2005	450,000	65,000	—	—	—
Executive Vice President	8/04 to 12/04	190,384	—	—	—	—
	Fiscal 2004	386,164	62,500	—	—	250,000	(4)
	Fiscal 2003	350,000	175,000	—	—	—

Michael J. Cramer	Fiscal 2005	404,846	50,000	—	—	—
Executive Vice President	8/04 to 12/04	169,231	—	—	—	28,413	(5)
and Chief Administrative Officer	Fiscal 2004	162,308	—	2,500,000	—	—

William Toler	Fiscal 2005	378,085	100,000	175,000	—	—
President	8/04 to 12/04	148,331	—	—	—	—
	Fiscal 2004	121,269	—	1,650,000	—	—

(1)	Compensation for fiscal 2005 is reported on the basis of our fiscal year ending in December. Compensation for fiscal 2004 and 2003 is reported on the basis of our fiscal year ending in July. Bonuses are reported for the fiscal year earned and are typically paid to the executive in the first quarter of the subsequent fiscal year. During 2004, PFGI changed its bonus program from a July fiscal year basis to a calendar year basis. The 2004 reported bonus represents bonuses paid in July 2004 for the period August 2003 through December 2003.
(2)	Perquisites and other personal benefits, securities or property in amounts totaling less than the lesser of $50,000 or 10% of total annual salary and bonus for a particular named executive officer have been omitted. We provide the named executive officers with certain group life, health, medical, and other non-cash benefits that are generally available to all salaried employees and are not included in this column.
(3)	For Mr. C.D. Metropoulos, “All other compensation” includes items provided under his employment agreement with Pinnacle. For fiscal 2003, “All other compensation” includes the following: $117,057 for accounting and tax services provided for Mr. C.D. Metropoulos, $36,850 for personal use of vehicles that we provided and $27,398 for club dues. For fiscal 2004, “All other compensation” includes the following: $117,057 for accounting and tax services provided for Mr. C.D. Metropoulos, $45,849 for personal use of vehicles that we provided and $135,521 for club dues and assessments. For the period from August to December 2004, “All other compensation” includes the following: $48,933 for accounting and tax services provided for Mr. C.D. Metropoulos, $19,145 for personal use of vehicles that we provided and $11,220 for club dues and assessments. For fiscal 2005 “All other compensation” includes the following: $122,848 for accounting and tax services provided for Mr. C.D. Metropoulos, $45,000 for personal use of vehicles that we provided and $27,513 for club dues and assessments.

(4)	For Messrs. Dion and E. Metropoulos “All other compensation” for 2004 includes payments received under certain change of control agreements with Pinnacle in connection with the November 2003 transaction.
(5)	For Mr. Cramer, “All other compensation” for the period for August to December 2004 includes $28,413 for moving and relocation allowances.
(6)	Mr. E. Metropoulos was terminated without cause effective January 9, 2006. See “Management – Employment Agreements” below.

OPTION GRANTS IN THE FISCAL YEAR

The following table sets forth options to purchase shares of common stock of Crunch Holding Corp. granted to named executive officers during fiscal 2005.

Name	Number of Securities Underling Options Granted (#)	% of Total Options granted to Employees in Fiscal Year	Exercise Price ($/share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term of 10 Years
					5%	10%
William Toler	175,000	3.0%	$1.00	7/15/2015	$285,057	$453,905

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

Crunch Holding Corp. has adopted a stock option plan providing for the issuance of up to 29,250,000 shares of Crunch Holding Corp.’s common stock. Pursuant to the option plan, certain officers, employees, managers, directors and other persons performing certain designated services for Crunch Holding Corp., or a subsidiary or parent thereof, are eligible to receive grants of incentive and nonqualified stock options, as permitted by applicable law. The option plan is administered by a committee, sub-committee or officer(s) selected by Crunch Holding Corp.’s board of directors which determine the exercise price per share at the time of each option grant. Except as otherwise provided by the plan administrator, two-thirds ( 2/3) of the shares of common stock subject to each option shall time vest annually over a three-year period from the effective date of the option grant. The remaining one-third (1/3) of the shares of common stock subject to each option shall vest on the seventh anniversary of the effective date of the option grant unless otherwise determined by the plan administrator. All options, and shares of common stock received upon exercise, are subject to certain call-rights, drag-along rights, co-sale rights and transfer restrictions. Upon the occurrence of certain events, the vesting of certain the options granted under the option plan will accelerate.

Crunch Holding Corp. has adopted a stock option plan providing for the issuance of up to 350,000 shares of Crunch Holding Corp.’s common stock to certain officers, employees, managers, directors and other persons who are residents of California performing certain designated services for Crunch Holding Corp., or a subsidiary or parent thereof. The terms of the California stock option plan are substantially similar to the terms of the stock option plan described above, other than certain changes required by California law.

Crunch Holding Corp. has adopted an employee stock purchase plan providing for the issuance of up to 14,500,000 shares of Crunch Holding Corp.’s common stock. Pursuant to the stock purchase plan, certain individuals and employees performing certain designated services for Crunch Holding Corp., or a subsidiary or parent thereof, are eligible to purchase shares of Crunch Holding Corp.’s common stock at the fair market value of such shares on the date of determination. The stock purchase plan is administered by a committee, sub-committee or officer(s) selected by Crunch Holding Corp.’s board of directors. All shares of common stock purchased under the stock purchase plan are subject to certain call-rights, drag-along rights, co-sale rights and transfer restrictions.

Crunch Holding Corp. has adopted an employee stock purchase plan providing for the issuance of up to 500,000 shares of Crunch Holding Corp.’s common stock to certain individuals and employees who are residents of California performing certain designated services for Crunch Holding Corp., or a subsidiary or parent thereof. The terms of the California employee stock purchase plan are substantially similar to the terms of the employee stock purchase plan described above, other than certain changes required by California law.

In connection with the adoption of the stock option plan and stock purchase plan, Crunch Holding Corp. has amended its certificate of incorporation to increase the number of its authorized shares of common stock. Copies of the stock option plans and stock purchase plans were previously filed as exhibits to the Company’s registration statement on Form S-4.

PENSION PLANS

We do not have any tax-qualified defined benefit pension plans for salaried employees.

EMPLOYMENT AGREEMENTS

In connection with the Pinnacle Transaction, PFHC entered into amended employment agreements with Messrs. C.D. Metropoulos, E. Metropoulos, and Dion, each of whom is a member of CDM Investor Group LLC. These amended employment agreements, which provide for a two-year term and two successive automatic one-year extensions, were assumed by PFGI as part of the Aurora Merger.

Pursuant to the amended employment agreements, Mr. C. Dean Metropoulos is entitled to an annual base salary of $1,250,000 and an annual bonus of up to $1,250,000, provided certain performance targets are met; Mr. E. Metropoulos is entitled to an annual base salary of $350,000 and an annual bonus of up to $150,000, provided certain performance targets are met; and Mr. Dion is entitled to an annual base salary of $350,000 and an annual bonus of up to $175,000, provided certain performance targets are met. Pursuant to each of the amended employment agreements, in light of each executive’s increased duties and responsibilities as a result of the Aurora Merger, effective as of March 22, 2004, Mr. C.D. Metropoulos’ annual base salary and annual bonus target were changed to $2,000,000 and $1,000,000 respectively, and Messrs. E. Metropoulos’ and Dion’s annual base salary and annual bonus target were changed to $450,000 and $200,000, respectively.

Additionally, each of the amended employment agreements provides for certain severance payments to be made if the executive’s employment is terminated without “cause” or due to a resignation for “good reason” or a “disability” (each as defined in the employment agreements). Following any of these events, (A) Mr. C.D. Metropoulos will be entitled to receive, among other things, (i) an amount equal to 200% of his then-current annual base compensation and (ii) a pro rata portion of any bonus earned during the calendar year in which the termination occurs payable concurrently with the other accrued investments and (B) Messrs. E. Metropoulos and Dion will be entitled to receive, among other things, (i) an amount equal to 150% of his then-current annual base compensation and (ii) a pro rata portion of any bonus earned during the calendar year in which the termination occurs payable concurrently with the other accrued investments. Each of the amended employment agreements provides for a gross-up for any Code section 4999 excise tax that may be triggered as a result of any payment made pursuant to the executive’s employment agreement or otherwise.

Each of the amended employment agreements contains a confidentiality provision pursuant to which each executive agrees not to use “confidential information” (as defined in the employment agreements) for the benefit of any person or entity other than the Company during the term of the employment agreements. Each of the amended employment agreements also contains a non-compete provision pursuant to which each executive agrees, in the event of his termination or his resignation for good reason, other than for a termination or resignation for good reason due to the occurrence of a change of control, concurrent with his receipt of his severance payment, not to engage in or promote any business within the United States that is principally engaged in the business of manufacturing and marketing food products that directly compete in the same categories as our core products at the time of termination of employment with PFHC. The non-competition period for Mr. C.D. Metropoulos is two years after the termination of his employment with PFHC. In the case of Messrs. E. Metropoulos and Dion, the non-competition period is 18 months after the termination of the executive’s employment with PFHC.

On January 9, 2006, the amended employment agreement of Evan Metropoulos was terminated. Such termination was deemed to be without Cause (as such term is defined in the amended employment agreement). Pursuant to the amended employment agreement, Mr. Metropoulos is entitled to a severance benefit of 150% of his annual base compensation at the time of termination (as such term is defined in the amended employment agreement).

On December 20, 2005, it was announced that Mr. C.D. Metropoulos would be joining J.W. Childs Associates, L.P. as a Senior Partner, but that Mr. Metropoulos would continue to serve as Chairman of the Board and Chief Executive Officer of Pinnacle. Mr. Metropoulos’ amended employment agreement specifically contemplates his involvement in the management of and investment in other such firms.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Crunch Holding Corp. owns 100% of the capital stock of PFGI. Crunch Equity Holding, LLC and certain members of PFGI management together own 100% of the capital stock of Crunch Holding Corp.

The following table sets forth information with respect to the ownership of the membership units of Crunch Equity Holding, LLC as of December 25, 2005:

•	each person known to own beneficially more than 5% of the membership units,

•	each of our directors,

•	each of our named executive officers, and

•	all of our executive officers and directors as a group.

Notwithstanding the beneficial ownership of units presented below, a members’ agreement governs the members’ exercise of their voting rights with respect to election of directors and certain other material events. The parties to the members’ agreement have agreed to vote their units to elect the board of directors as set forth therein. See “Certain relationships and related transactions.”

On March 1, 2006, Crunch Equity Holding, LLC issued Class A Units and Class C Units (which generally do not have voting rights) in the LLC to fund the equity required for the Armour acquisition to certain current equityholders of the LLC, as noted in the footnotes below. In accordance with the members’ agreement of the LLC, each member of the LLC that did not purchase all of its pro rata share of the equity issued on March 1, 2006, will be allowed to purchase up to its pro rata share of the equity interests then issued from the other members who invested on March 1, 2006. The table below reflects the ownership as of December 25, 2005 and therefore does not reflect the additional equity interests issued on March 1, 2006.

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

Name of beneficial owner	Number of Class A and Class B Units Beneficially Owned (1)	Percent of Units (1)
JPMP Capital Corp.(2)	132,370	24.89%
J.W. Childs Associates, Inc.(3)	132,370	24.89%
CDM Investor Group LLC(4)	31,200	5.87%
Crunch Equity Voting Trust(5)	235,906	44.35%
Stephen P. Murray(6)	132,370	24.89%
Terry Peets	—	—
Kevin G. O’Brien(7)	132,370	24.89%
John W. Childs(8)	132,370	24.89%
Adam L. Suttin(8)	132,370	24.89%
Raymond B. Rudy(8)	132,370	24.89%
David R. Jessick	—	—
Rajath Shourie(9)	—	—
C. Dean Metropoulos(10)	31,200	5.87%
N. Michael Dion(11)	—	—
Evan Metropoulos(11)	—	—
All directors and executive officers as a group (12)	295,940	55.65%

(1)	Represents the aggregate ownership of the Class A and Class B Units of Crunch Equity Holding, LLC. Affiliates of JPMP Capital Corp. and J.W. Childs Equity Investors III, L.P. and Crunch Equity Voting Trust own only Class A Units. The Class B Units are owned only by CDM Investor Group LLC and its officers.

(2)	Includes 90,082.10 Units, 16,846.69 Units, 2,588.56 Units, 8,457.80 Units, 5,704 Units and 945.85 Units of Class A Units owned by J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors A, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Selldown), L.P. and J.P. Morgan Partners Global Investors (Cayman) II, L.P., respectively. JPMP Capital Corp., which is an affiliate of JPMorgan Chase & Co., is the direct or indirect general partner of each of these entities. On March 1, 2006, entities affiliated with JPMP Capital Corp. purchased 19,426.71 Class A Units in the LLC in connection with the equity funding for the Armour acquisition. As disclosed above, pursuant to the members’ agreement of the LLC, a portion of such units are subject to purchase by other members of the LLC. JPMP Capital Corp. and each of the foregoing entities is an affiliate of J.P. Morgan Partners, LLC and has an address c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, 39th Floor, New York, New York 10020. Also includes 7,500 units owned by Co-Investment Partners, L.P. Pursuant to a proxy agreement, each of J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors A, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P. and J.P. Morgan Partners Global Investors (Cayman) II, L.P. has the right to vote the units owned by Co-Investment Partners, L.P.
(3)	Includes 128,957.527 Units owned by J.W. Childs Equity Partners III, L.P. and 3,167.473 Units owned by JWC Fund III Co-Invest, LLC. J.W. Childs Associates, Inc. is the direct or indirect majority shareholder, general partner or managing member, as applicable, of each of these entities. On March 1, 2006, J.W. Childs Equity Partners III, L.P. purchased 19,426.71 Class A Units in the LLC in connection with the equity funding for the Armour acquisition. As disclosed above, pursuant to the members’ agreement of the LLC, a portion of such units are subject to purchase by other members of the LLC. In addition, JWC Fund III Co-Invest, LLC is entitled to purchase up to 245.39 Class A Units from the members who invested on March 1, 2006. The address for each of these entities is c/o J.W. Childs Associates, L.P., 111 Huntington Avenue, Suite 2900, Boston, Massachusetts 02199-7610.
(4)	Includes 250 Class A Units and 30,950 Class B Units owned by CDM Investor Group LLC. CDM Investor Group LLC also owns 17,071.85 Class C Units, 28,890.61 Class D Units and 30,411.44 Class E Units. Subject to certain exceptions, the Class C Units, the Class D Units, and the Class E Units do not have voting rights. C. Dean Metropoulos is the managing member of CDM Investor Group LLC and has the sole power to direct the voting and disposition of any Units owned by CDM Investor Group LLC. The non-managing members of CDM Investor Group LLC are currently Messrs. Dion and E. Metropoulos and certain of their respective affiliates. On March 1, 2006, CDM Investor Group LLC purchased 746.59 Class A Units in the LLC and 2,926.32 Class C Units in the LLC in connection with the equity funding for the Armour acquisition. In addition, CDM Investor Group LLC is entitled to purchase up to 66.85 Class A Units from the other members who invested on March 1, 2006. The address of CDM Investor Group LLC and each of the foregoing persons is c/o CDM Investor Group LLC, 67 Mason Street, Greenwich, Connecticut 06830.
(5)	Crunch Equity Voting Trust (the “Voting Trust”) was formed prior to the consummation of the Aurora Merger to hold approximately 235,906 Crunch Equity Holding, LLC interests on behalf of the Aurora bondholders, 244.875 of Crunch Equity Holding, LLC interests of JWC and 244.876 Crunch Equity Holding, LLC Units of JPMP. The interests held by JPMP and JWC may be exchanged for units in Crunch Equity Holding, LLC upon expiration of the indemnity agreement described herein. The Voting Trust is entitled to purchase up to 18,314.31 Class A Units from the members who invested on March 1, 2006. Each ownership interest in the Voting Trust represents a corresponding interest in Crunch Equity Holding, LLC. The Voting Trust has a board of three voting trustees. As more fully set forth in the trust agreement for the Voting Trust, the board has the authority, at the board’s sole discretion, to exercise certain rights and cause the Voting Trust to perform certain obligations of the Voting Trust. Certain other actions taken by the board require the consent or instruction of the holders of ownership interests in the Voting Trust. The Voting Trust terminates upon the liquidation, dissolution or winding up of the affairs of Crunch Equity Holding, LLC or at such time (following the deposit of the first Class A Units into the Voting Trust) as the Voting Trust ceases to hold any Class A Units.

(6)	Reflects the shares directly owned by J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors A., L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Selldown), L.P. and J.P. Morgan Partners Global Investors (Cayman) II, L.P. (collectively, the “JPMP Entities”) due to his status as an executive officer of JPMP Capital Corp., a wholly owned subsidiary of JPMorgan Chase & Co. and the direct and indirect general partner of each of the JPMP Entities. On March 1, 2006, the JPMP Entities purchased 19,426.71 Class A Units in the LLC in connection with the equity funding for the Armour acquisition. As disclosed above, pursuant to the members’ agreement of the LLC, a portion of such units are subject to purchase by other members of the LLC. Mr. Murray disclaims beneficial ownership except to the extent of his pecuniary interest. The address of Mr. Murray is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020.
(7)	Mr. O’Brien is a Principal of J.P. Morgan Partners, LLC and a limited partner of JPMP Master Fund Manager, L.P. (“JPMP MFM”), an entity which has a carried interest in investments of the JPMP Entities. While Mr. O’Brien has no beneficial ownership of these shares held by the JPMP Entities under Section 13(d) of the Exchange Act because he has no ability to control the voting or investment power of the JPMP Entities, Mr. O’Brien has an indirect pecuniary interest in the shares of Crunch Equity Holding, LLC held by the JPMP Entities as a result of his status as a limited partner of JPMP MFM. On March 1, 2006, the JPMP Entities purchased 19,426.71 Class A Units in the LLC in connection with the equity funding for the Armour acquisition. As disclosed above, pursuant to the members’ agreement of the LLC, a portion of such units are subject to purchase by other members of the LLC. Mr. O’Brien disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. The actual pecuniary interest which may be attributable to Mr. O’Brien is not readily determinable because it is subject to several variables, including without limitation, the JPMP Entities’ internal rate of return and vesting. Mr. O’Brien’s address is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020.
(8)	Each of Messrs. Childs, Suttin and Rudy may be deemed the beneficial owner of the Units owned by J.W. Childs Associates, Inc., in their capacity as a shareholder, Partner or Operating Partner of J.W. Childs Associates, Inc. and certain of its affiliates, as applicable. On March 1, 2006, J.W. Childs Equity Partners III, L.P. purchased 19,426.71 Class A Units in the LLC in connection with the equity funding for the Armour acquisition. As disclosed above, pursuant to the members’ agreement of the LLC, a portion of such units are subject to purchase by other members of the LLC. In addition, JWC Fund III Co-Invest, LLC is entitled to purchase up to 245.39 Class A Units from the members who invested on March 1, 2006. Each of Messrs. Childs, Suttin and Rudy disclaim beneficial ownership of such Units. The address for each of them is c/o J.W. Childs Associates, L.P., 111 Huntington Avenue, Suite 2900, Boston, Massachusetts 02199-7610.
(9)	Mr. Shourie is a Senior Vice President of Oaktree Capital Management, LLC (“Oaktree”). Oaktree is the general partner or investment adviser of certain funds and accounts which hold, in the aggregate, 77,288.297 units of ownership interest in the Voting Trust, and may be deemed to have beneficial ownership of such units. The Voting Trust is entitled to purchase up to 18,314.31 Class A Units from the members who invested on March 1, 2006. Mr. Shourie, Oaktree and its members, principals and officers hereby disclaim beneficial ownership of such units, except to the extent of any pecuniary interest therein.
(10)	Mr. C.D. Metropoulos may be deemed the beneficial owner of the Units owned by CDM Investor Group LLC set forth in note (4) due to his status as its managing member. On March 1, 2006, CDM Investor Group LLC purchased 746.59 Class A Units in the LLC and 2,926.32 Class C Units in the LLC in connection with the equity funding for the Armour acquisition. In addition, CDM Investor Group LLC is entitled to purchase up to 66.85 Class A Units from the other members who invested on March 1, 2006. Mr. C.D. Metropoulos disclaims beneficial ownership of any such Units except to the extent of his pecuniary interest. In addition, Mr. C.D. Metropoulos owns 5,000,000 shares of common stock (0.9%) of Crunch Holding Corp., which is a wholly owned subsidiary of Crunch Equity Holding LLC.
(11)	Each of Messrs. Dion and E. Metropoulos is a non-managing member of CDM Investor Group LLC but has no power to direct the voting or disposition of Units owned by CDM Investor Group LLC. On March 1, 2006, CDM Investor Group LLC purchased 746.59 Class A Units in the LLC and 2,926.32 Class C Units in the LLC in connection with the equity funding for the Armour acquisition. In addition, CDM Investor Group LLC is entitled to purchase up to 66.85 Class A Units from the other members who invested on March 1, 2006. In addition, Messrs. Dion and E. Metropoulos collectively own 450,000 shares of common stock (0.1%) of Crunch Holding Corp., which is a wholly owned subsidiary of Crunch Equity Holding LLC.
(12)	The other named executive officers of PFGI collectively own 625,000 shares of common stock (0.1%) of Crunch Holding Corp., which is a wholly owned subsidiary of Crunch Equity Holding LLC.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER THE EQUITY COMPENSATION PLANS

The following tab le provides information for the fiscal year ended December 25, 2005 about shares of Crunch Holding Corp. common stock that may be granted under the Crunch Holding Corp 2004 Stock Option Plan, the Crunch Holding Corp. 2004 California Stock Option Plan, the Crunch Holding Corp. 2004 Employee Stock Purchase Plan, and the Crunch Holding Corp. 2004 California Employee Stock Purchase Plan. As of December 25, 2005, there were 558,909,709 shares of Crunch Holding Corp. common stock outstanding.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders (1)	20,657,942	(2)	$1.00	(3)	13,959,087	(4)

(1)	The Crunch Holding Corp 2004 Stock Option Plan, the Crunch Holding Corp. 2004 California Stock Option Plan, the Crunch Holding Corp. 2004 Employee Stock Purchase Plan and the Crunch Holding Corp. 2004 California Employee Stock Purchase Plan were each approved by the board of directors of Crunch Holding Corp. on March 19, 2004.

(2)	Includes 20,472,942 options outstanding under the Crunch Holding Corp 2004 Stock Option Plan, and 185,000 options outstanding under the Crunch Holding Corp. 2004 California Stock Option Plan.

(3)	The weighted-average exercise price relates only to outstanding stock options.

(4)	Includes 8,777,058 shares available for issuance in respect of future awards of stock options under the Crunch Holding Corp 2004 Stock Option Plan, 165,000 shares available for issuance in respect of future awards of stock options under the Crunch Holding Corp. 2004 California Stock Option Plan, 4,570,029 shares of common stock remaining for issuance under the Crunch Holding Corp. 2004 Employee Stock Purchase Plan and 447,000 shares of common stock remaining for issuance under the Crunch Holding Corp. 2004 California Employee Stock Purchase Plan.

See “Item 11. Executive Compensation - Stock Option and Stock Purchase Plans” for more information on the plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OFFICE SPACE LEASE

We currently lease office space owned by Barrington Properties, LLC, which is an affiliate of C.D. Metropoulos, our Chairman and Chief Executive Officer. In fiscal 2005, the twenty-one weeks ended December 26, 2004, fiscal 2004 and 2003, total rent paid under this lease was $101,000, $39,000, $162,000, and $283,000, respectively. The lease required us to make leasehold improvements of approximately $318,000. The building, which included the office space leased by a subsidiary of PFGI, was sold by the owner on January 12, 2004. The lease was amended to reflect that the subsidiary moved to a different building in Greenwich, Connecticut also owned by Barrington Properties, LLC. The lease amendment runs through May 31, 2010.

AIRPLANE

We historically used an aircraft owned by a company indirectly owned by our Chairman. In connection with the use of this aircraft, we paid net operating expenses of $1,180,000 in fiscal 2002 and $376,000 in the first quarter of fiscal 2003. In the second quarter of fiscal 2003, the agreement to use and pay for the plane was terminated early at a cost to us of $2 million. Beginning November 25, 2003, we resumed using the aircraft and in connection with the usage, paid net operating expenses of $1,543,000 in the thirty-six weeks ended July 31, 2004, $1,146,000 in the twenty-one weeks ended December 26, 2004 and $2,750,000 in fiscal 2005.

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

MEMBERS’ AGREEMENT

In connection with the Aurora Merger, the Sponsors and the Bondholders Trust entered into an amended and restated members’ agreement of Crunch Equity Holdings, LLC. The members’ agreement, among other matters:

•	restricts the transfer of units of Crunch Equity Holding, LLC, subject to certain exceptions, and provides that all transferees must become a party to the members’ agreement;

•	provides for a board of managers of Crunch Equity Holding, LLC and a board of directors of Crunch Holding Corp. and PFC consisting of nine directors, of which:

•	three were nominated by the members affiliated with JPMP (the “JPMP Directors”), with one of such JPMP Directors being a person identified and approved by the Bondholders Trust,

•	three were nominated by the members affiliated with JWC (the “JWC Directors”), with one of such JWC Directorx being a person identified and approved by the Bondholders Trust,

•	one is C. Dean Metropoulos so long as he is our Chief Executive Officer and

•	two were nominated by the Bondholders Trust;

•	requires each member of Crunch Equity Holding, LLC to vote all their shares for the election of the persons nominated as managers as provided above;

•	provides for a compensation committee and an audit committee, each consisting of at least three managers, of which:

•	one member of such committee will be a JPMP Director for so long as the members affiliated with JPMP hold 25% or more of the Class A Units owned by them at the consummation of the Aurora Merger,

•	one member of such committee will be a JWC Director for so long as the members affiliated with JWC hold 25% or more of the Class A Units owned by them at the consummation of the Aurora Merger and

•	C. Dean Metropoulos will have a seat on the compensation committee for so long as he is a member of Crunch Equity Holding, LLC’s board of managers;

•	prohibits Crunch Equity Holding, LLC or any of its subsidiaries from taking the following actions, subject to carve outs provided in the members’ agreement, without the prior approval of the members of the board of managers affiliated with each of JPMP and JWC so long as in each case the members affiliated with the applicable Sponsor owns at least 25% of the Class A Units owned by such party at the consummation of the Aurora Merger:

•	decisions in respect of compensation of members of senior management, including terminating or amending the employment agreements, issuance of options and granting of bonuses,

•	approval or amendment of the operating budget,

•	incurring indebtedness outside the ordinary course of business that is not contemplated by the operating budget,

•	acquiring or disposing of assets or stock of another company in excess of $5 million that is not contemplated by the operating budget,

•	making investments or capital expenditures, in each case in excess of $3 million in any one fiscal year not included in the operating budget,

•	entering into affiliate transactions,

•	changing the strategic direction of lines of businesses not specified in the annual strategic plan,

•	authorizing, issuing or selling membership interests or capital stock,

•	making distributions, paying dividends or redeeming or repurchasing membership interests or capital stock, subject to customary carve-outs and except as otherwise provided in the members’ agreement,

•	amending the terms of the governance documents,

•	reorganizations, share exchanges, dissolutions, liquidations or similar organic transactions,

•	any change in the accounting year, taxable year, accountants or accounting practices and

•	establishment of committees of the board of managers or board of directors, as the case may be;

•	requires the consent of CDM Investor Group LLC to any changes to the terms of the Class B, C, D or E units or any amendment to Crunch Equity Holding, LLC’s governance documents that would adversely affect CDM Investor Group LLC in a manner different from any other member;

•	requires the consent of the Bondholders Trust to amend Crunch Equity Holding, LLC’s governance documents for so long as the Bondholders Trust holds at least 5% of the issued and outstanding units;

•	contains rights of certain unit holders to participate in transfers of Class A and Class B units by the Sponsors to third parties;

•	contains a right of first refusal by Crunch Equity Holding, LLC with respect to transfers of Class A and Class B units by members other than Bondholders Trust, and if Crunch Equity Holding, LLC does not exercise such right, grant the non-transferring members (other than Bondholders Trust) a right of first refusal;

•	grants the Sponsors and Crunch Equity Holding, LLC a right of first offer with respect to transfers of interests by members of Bondholders Trust;

•	grants the members certain preemptive rights;

•	requires the consent of each of the Sponsors to effect a sale of Crunch Equity Holding, LLC, Aurora or PFC;

•	if CDM Investor Group LLC does not consent to (i) a sale of Crunch Equity Holding, LLC or Aurora or (ii) a liquidation in connection with a required initial public offering, grants JPMP and JWC, in the case of clause (i), and Bondholders Trust, in the case of clause (ii), the right to purchase all of CDM Investor Group LLC’s units at a purchase price equal to the product of (x) $10.75 million and (y) a percentage (which is not greater than 100%) representing the percentage on original investment of the capital returned to JPMP, JWC and the Bondholders Trust in connection with such transaction; and

•	if any of C. Dean Metropoulos, N. Michael Dion, Evan Metropoulos or Louis Pellicano voluntarily resign from Aurora without good reason (as defined in his respective employment agreement) and other than as a result of disability (as defined in his employment agreement), grants Crunch Equity Holding, LLC, Pinnacle or Aurora the option to purchase the portion of CDM Investor Group LLC’s units reflecting such individual’s ownership in CDM Investor Group LLC (i) if such resignation is on or before November 25, 2004, at a purchase price equal to $10.75 million multiplied by such individual’s ownership percentage in CDM Investor Group LLC and (ii) if such resignation is after November 25, 2004 but on or before November 25, 2005, at a purchase price equal to the greater of (x) $10.75 million multiplied by such individual’s ownership percentage in CDM Investor Group LLC and (y) fair market value (without regard to any minority or illiquidity discounts.

The members’ agreement will terminate upon the sale, dissolution or liquidation of Crunch Equity Holding, LLC.

MANAGEMENT AND FEE AGREEMENTS

In connection with the Pinnacle Transaction, PFHC entered into a management agreement with JPMP and an affiliate of JWC. Under this agreement, each of JPMP and JWC provide us with financial advisory and other services. We will pay each of JPMP and JWC an annual management fee in the amount of $0.5 million ($1.0 million in the aggregate) commencing November 2003, and one-fourth of this fee will be paid each calendar quarter in advance. In addition, we will pay each of JPMP and JWC, in exchange for advisory services in connection with acquisitions, a transaction fee equal to $1 million upon the consummation of the Aurora Merger and 0.5% of the aggregate purchase price upon consummation of any other acquisition or disposition by us. We will also reimburse JPMP and JWC for all expenses incurred by them in connection with the agreement. The management agreement may be terminated by either JPMP or JWC with respect to that party only, or by mutual consent of JPMP and JWC, at any time on 30 days’ notice, and will terminate with respect to either JPMP or JWC on the date such party owns less than 5% of the units of Crunch Equity Holding, LLC that it purchased on the closing date of the Pinnacle Transaction. In addition, the management agreement may be terminated with respect to either JPMP or JWC in connection with an initial public offering or a change in law, occurrence or event which causes the existence of the management agreement to render any of the directors designated by JPMP or JWC an “interested” or not otherwise independent director or adversely affects such party’s right to designate a director or such director’s ability to perform his duties as director. In such event, such party will be entitled to receive a termination fee equal to the net present value of the fees which would have been paid to such party for the two-year period commencing on the date of termination.

In connection with the Pinnacle Transaction, we paid each of JPMP and JWC a transaction fee in the amount of $2.425 million ($4.85 million in the aggregate). We also paid all expenses of JPMP, JWC and each of their controlled affiliates, including the fees and expenses of their respective counsel and other advisors and consultants, in connection with the Pinnacle Transaction.

In addition, in connection with the Pinnacle Transaction, PFHC entered into an agreement with CDM Capital LLC, an affiliate of CDM Investor Group LLC, pursuant to which CDM Capital LLC will receive, in exchange for advisory services in connection with acquisitions, a transaction fee equal to 0.5% of the aggregate purchase price upon consummation of any acquisition (other than the Pinnacle Transaction or the Aurora Merger) by us. The payments to CDM Capital LLC under the fee agreement cease at the time at which CDM Investor Group LLC no longer owns at least 5% of the Crunch Equity Holding, LLC units issued to it at the closing of the Pinnacle Transaction.

These arrangements with the Sponsors also contain standard indemnification provisions by us of the Sponsors.

Upon the closing date of the Aurora Merger, PFGI assumed all of PFHC’s rights and obligations under the management and fee agreements.

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

INDEMNITY AGREEMENT

In connection with the Aurora Merger, we entered into an indemnity agreement with the Bondholders Trust. Pursuant to the indemnity agreement, the Bondholders Trust is required to reimburse us in respect of losses resulting from liabilities other than those (a) reserved against on the balance sheet of Aurora delivered to Crunch Equity Holding, LLC pursuant to the Merger Agreement (or not required under GAAP to be so reserved against), (b) entered into in the ordinary course of business, and (c) disclosed as of November 25, 2003; and claims by third parties which would give rise to a breach of any of the representations or warranties of Aurora set forth in the Merger Agreement.

The Bondholders Trust is not required to reimburse us for the first $1 million of such losses (subject to upward adjustment of up to $14 million depending on the level of Aurora’s net debt at closing) and its aggregate reimbursement obligation may not exceed $30 million. Any claims for indemnification must be made by us prior to the first anniversary of the closing date of the Aurora Merger. The Bondholders Trust may satisfy its indemnification obligations by delivering Class A units (valued at $1,000 per unit) to Crunch Equity Holding, LLC for cancellation or by paying cash. The indemnity agreement was amended and restated on May 4, 2004 to provide that the $30 million cap will be increased as further provided therein to the extent we are obligated to pay amounts in excess of $6.85 million to any prepetition lender in connection with the R2 Top Hat, Ltd. appeal described in “Item 3. Legal Proceedings.”

REGISTRATION RIGHTS AGREEMENT

In connection with the Aurora Merger, Crunch Holding Corp. entered into a registration rights agreement with the members of Crunch Equity Holding, LLC. Pursuant to the registration rights agreement, following consummation of an IPO by Crunch Holding Corp., affiliates of JPMP, affiliates of JWC, CDM Investor Group LLC and the Bondholders Trust will each receive a demand registration right with respect to shares of Crunch Holding Corp. received by it upon liquidation of Crunch Equity Holding, LLC in connection with the initial public offering, as well as unlimited rights to include its shares of Crunch Holding Corp. in registered offerings by Crunch Holding Corp. and to request registration on Form S-3 if Crunch Holding Corp. has qualified for the use of Form S-3, in all cases subject to certain conditions, standard cutbacks and other customary restrictions.

SENIOR SECURED CREDIT FACILITIES

JPMorgan Chase & Co. or one of its affiliates is a lender under the senior secured credit facilities. J.P. Morgan Securities Inc. was an initial purchaser of the senior subordinated notes and both J.P. Morgan Securities Inc. and JPMorgan Chase & Co. are affiliates of JPMP Capital Corp., which owns approximately 25% of our parent’s outstanding capital stock (on a fully diluted basis) and has the right under the members’ agreement to appoint three of our directors. JPMP Capital Corp. is an affiliate of J.P. Morgan Partners, LLC. Steven P. Murray, a partner of J.P. Morgan Partners, LLC, Kevin G. O’Brien, a principal of J.P. Morgan Partners, LLC, and Terry Peets, an advisor to J.P. Morgan Partners LLC, serve as three of our directors.

FINANCIAL INSTRUMENTS

We have entered into transactions for derivative financial instruments with JPMorgan Chase Bank to lower our exposure to interest rates, foreign currency, and natural gas prices. We received total net cash received for the settlement of interest rate swaps, foreign exchange swaps, and natural gas swaps totaling $6.9 million, $0.2 million and $3.5 million during fiscal 2005, the 21 weeks ended December 26, 2004, and the 36 weeks ended July 31, 2004, respectively.

EXPENSES OF MAJOR SHAREHOLDER

As part of the Aurora Merger, we agreed to pay certain fees of the Bondholders Trust, which owns approximately 43% of LLC. The Bondholders Trust primarily consists of holders of Aurora’s senior subordinated notes, which elected to receive equity interests in LLC as consideration in the Aurora Merger. The Company recognized in the Consolidated Statement of Operations $0.4 million in fees on behalf of the Bondholder Trust in fiscal 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

APPROVAL POLICIES

Pursuant to a policy adopted by the Audit Committee in December 2004, the Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by PricewaterhouseCoopers, LLP, subject to the de minimus exceptions for permitted non-audit services described in Section 10A(i)(1)(B) of the 1934 Act which are approved by the Committee prior to the completion of the audit. PricewaterhouseCoopers LLP shall not be retained to perform certain prohibited non-audit functions set forth in Section 10A(g) and (h) of the 1934 Act and Rule 2-01(c)(4) of Regulation S-X of the SEC. Such pre-approval can be given as part of the Committee’s approval of the scope of the engagement of PricewaterhouseCoopers LLP or on an individual basis. The approved non-auditing services must be disclosed in the Company’s periodic public reports filed or submitted by it pursuant to Section 15(d) of the 1934 Act. The pre-approval of permitted non-auditing services can be delegated by the Committee to one or more of its members, but the decision must be presented to the full Committee at the next regularly scheduled Committee meeting.

INDEPENDENT AUDITOR’S FEES

Aggregate fees, including out-of-pocket expenses, for professional services rendered for the Company by PricewaterhouseCoopers LLP for the fiscal year ended December 25, 2005, the 21 weeks ended December 26, 2004 and the fiscal years ended July 31, 2004 and 2003 were:

	Fiscal year Ended December 25, 2005	Twenty-one weeks ended December 26, 2004	Fiscal year Ended July 31, 2004
	(Dollars in thousands)
Audit	$650	$520	$2,006
Audit related	63	—	810
Tax	112	75	51
All other	74	—	70

Total	$899	$595	$2,937

AUDIT FEES

Audit fees for fiscal 2005 listed above are the aggregate fees, including out-of-pocket expenses, approval by the audit committee to be paid for professional services rendered by PricewaterhouseCoopers in connection with (i) the audit of the Company’s consolidated financial statements as of and for the year ended December 25, 2005, (ii) the reviews of the Company’s unaudited consolidated interim financial statements as of March 27, 2005, June 26, 2005 and September 25, 2005, and (iii) assistance with review of registration statements filed with the SEC.

Audit fees for the 21 weeks ended December 26, 2004 listed above are the aggregate fees, including out-of-pocket expenses, paid for professional services rendered by PricewaterhouseCoopers in connection with (i) the audit of the Company’s consolidated financial statements as of and for the transition year ended December 26, 2004, (ii) the reviews of the Company’s unaudited consolidated interim financial statements as of October 31, 2004, (iii) issuance of comfort letters and consents, and (iv) assistance with review of debt offering documents and documents filed with the SEC.

Audit fees for fiscal 2004 listed above are the aggregate fees, including out-of-pocket expenses, paid for professional services rendered by PricewaterhouseCoopers in connection with (i) the audit of the Company’s consolidated financial statements as of and for the year ended July 31, 2004, (ii) the reviews of the Company’s unaudited consolidated interim financial statements as of October 31, 2003, January 31, 2004, and April 30, 2004, (iii) issuance of comfort letters and consents, and (iv) assistance with review of debt offering documents and documents filed with the SEC.

AUDIT-RELATED FEES

Audit-related services include due diligence related to potential acquisitions and employee benefit plan audits.

TAX FEES

Tax fees consist of fees and out-of-pocket expenses for professional services rendered by PricewaterhouseCoopers in connection with tax compliance.

ALL OTHER FEES

All other fees consist primarily of accounting and tax services provided for Mr. C.D. Metropoulos, our Chairman of the Board and Chief Executive Officer.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

a) Documents filed as part of this report

1)	The Consolidated financial statements and accompanying reports of our independent registered public accounting firm are included in Item 8 of this 10-K.

2)	Exhibits

Exhibit Number	Description of exhibit
2.1*	Agreement and Plan of Reorganization and Merger, by and between, Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003

2.2*	Amendment No. 1, dated January 8, 2004, to the Agreement and Plan of Reorganization and Merger, by and between, Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003

2.3*	Agreement and Plan of Merger, dated March 19, 2004, between Aurora Foods Inc. and Pinnacle Foods Holding Corporation

2.4***	Asset Purchase Agreement, dated March 1, 2006, by and between The Dial Corporation and Pinnacle Foods Group Inc.

3.1*	First Amended and Restated Certificate of Incorporation of Aurora Foods Inc., dated March 19, 2004

3.2*	Aurora Foods Inc. Amended and Restated Bylaws, as adopted on March 19, 2004

4.1*	Indenture dated November 25, 2003, among Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation, PF Sales (N. Central Region) Corp. and Wilmington Trust Company.

4.2*	Supplemental Indenture dated as of March 19, 2004 among Aurora Foods Inc., Sea Coast Foods, Inc., Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation, PF Sales (N. Central Region) Corp. and Wilmington Trust Company.

4.3*	Exchange and Registration Rights Agreement, dated as of November 25, 2003, between J.P. Morgan Securities Inc.; Deutsche Bank Securities Inc.; Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation and PF Sales (N. Central Region) Corp.

4.4*	Exchange and Registration Rights Agreement, dated as of February 20, 2004, between J.P. Morgan Securities Inc.; Citigroup Global Markets Inc., CIBC World Markets Corp., Deutsche Bank Securities Inc.; Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation and PF Sales (N. Central Region) Corp.

9.1*	Voting Trust Agreement, dated as of March 18, 2004, by and among the Voting Trustees party thereto, Wilmington Trust Company, the signatories to the Trust Accession Instruments listed on Schedule I thereto, Aurora Foods Inc. and Crunch Equity Holding, LLC

10.1*	Credit Agreement, dated as of November 25, 2003 among Crunch Holding Corp., Pinnacle Foods Holding Corporation, certain Lenders, Deutsche Bank Trust Company Americas, General Electric Capital Corporation, JPMorgan Chase Bank, Citicorp North America, Inc. and Canadian Imperial Bank of Commerce.

10.2*	Assumption Agreement to the Credit Agreement, dated as of March 19, 2004

10.3*	Guarantee and Collateral Agreement dated as of November 25, 2003

10.4*	Supplement No. 1 to the Collateral Agreement, dated March 19, 2004, between Aurora Foods Inc. and Deutsche Bank Trust Company Americas.

10.5*	Supplement No. 2 to the Collateral Agreement, dated March 19, 2004, between Sea Coast Foods, Inc. and Deutsche Bank Trust Company Americas.

10.6*	Amended and Restated Members’ Agreement of Crunch Equity Holding, LLC, dated March 19, 2004.

10.7*	Amended and Restated Operating Agreement of Crunch Equity Holding, LLC, dated March 19, 2004.

10.8*	Management Agreement, dated as of November 25, 2003, by and among Pinnacle Foods Holding Corporation, J.P. Morgan Partners, LLC and J.W. Childs Associates, L.P.

10.9*	Amended and Restated Indemnity Agreement, dated May 4, 2004, between Crunch Equity Holding LLC and the Class 6 Claim holders party thereto.

10.10*	Crunch Holding Corporation Registration Rights Agreement, dated as of March 19, 2004, among Crunch Holding Corp. and certain investors party thereto.

10.11*+	Amended and Restated Employment Agreement dated November 25, 2003 between Pinnacle Foods Holding Corp. and C. Dean Metropoulos

10.12*+	Amended and Restated Employment Agreement dated November 25, 2003 between Pinnacle Foods Holding Corp. and Evan Metropoulos

10.13*+	Amended and Restated Employment Agreement dated November 25, 2003 between Pinnacle Foods Holding Corp. and Michael Dion

10.14*+	Indemnification Agreement, dated May 22, 2001, between Pinnacle Foods Holding Corporation and C. Dean Metropoulos

10.15*+	Amendment No. 1, dated November 25, 2003, to the Indemnification Agreement, dated May 22, 2001, between Pinnacle Foods Holding Corporation and C. Dean Metropoulos

10.16*+	Crunch Holding Corp. 2004 Stock Option Plan, effective as of March 19, 2004

10.17*+	Crunch Holding Corp. 2004 California Stock Option Plan, effective as of March 19, 2004

10.18*+	Crunch Holding Corp. 2004 Stock Purchase Plan, effective as of March 19, 2004

10.19*+	Crunch Holding Corp. 2004 California Stock Purchase Plan, effective as of March 19, 2004

10.20*	Fee Agreement, dated as of September 12, 2003, by and between Crunch Acquisition Corp., J.P. Morgan Partners, LLC and J.W. Childs Associates, L.P.

10.21*	Fee Agreement, dated November 25, 2003, by and among Pinnacle Foods Holding Corporation, CDM Capital LLC and Crunch Holding Corp.

10.22*	Amendment No. 1, dated December 8, 2003, to the Fee Agreement, dated November 25, 2003, by and among Pinnacle Foods Holding Corporation, CDM Capital LLC and Crunch Holding Corp.

10.23*	Tax Sharing Agreement, dated as of November 25, 2003, by and among Crunch Holding Corp., Pinnacle Foods Holding Corporation, Pinnacle Foods Corporation, Pinnacle Foods Management Corporation, Pinnacle Foods Brands Corporation, PF Sales (N. Central Region) Corp., PF Sales, LLC, PF Distribution, LLC and PF Standards Corporation

10.24*	Lease, dated May 23, 2001, between Brandywine Operating Partnership, L.P. and Pinnacle Foods Corporation (Cherry Hill, New Jersey)

10.25*	Lease, dated August 10, 2001, between 485 Properties, LLC and Pinnacle Foods Corporation (Mountain Lakes, New Jersey); Amendment No. 1, dated November 23, 2001; Amendment No. 2, dated October 16, 2003.

10.26*	Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998

10.27*	Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998

10.28*	Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998

10.29*	Amendment No. 1 and Waiver, dated November 1, 2004, to the Credit Agreement dated as of November 25, 2003

10.30*	Amendment No. 2 and Waiver, dated November 19, 2004, to the Credit Agreement dated as of November 25, 2003

10.31	Amendment No. 3 and Agreement, dated January 25, 2006, to the Credit Agreement dated as of November 25, 2003

10.32***	Amendment No. 4 and Agreement, dated February 14, 2006, to the Credit Agreement dated as of November 25, 2003

10.33	Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995.

12.1	Computation of Ratios of Earnings to Fixed Charges

14.1*	Code of Ethics

18.1 **	Letter regarding change in accounting principle

21.1	Subsidiaries of Pinnacle Foods Group Inc.

24.1	Power of Attorney (included in signature pages)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

*	Incorporated by reference to Exhibits to Registration Statement on Form S-4 of the Registrant, filed on December 23, 2004
**	Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant, filed on March 28, 2005
***	Incorporated by reference to Exhibits to the Form 8-K of the Registrant filed on March 1, 2006.
+	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-K and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS GROUP INC.

By:	/s/ N. MICHAEL DION
Name:	N. Michael Dion
Title:	Executive Vice President and Chief Financial Officer
Date:	March 23, 2006

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ C. DEAN METROPOULOS By: C. Dean Metropoulos	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2006

/s/ N. MICHAEL DION By: N. Michael Dion	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2006

/s/ DAVID R. JESSICK By: David R. Jessick	Director	March 23, 2006

/s/ STEPHEN P. MURRAY By: Stephen P. Murray	Director	March 23, 2006

/s/ KEVIN G. O’BRIEN By: Kevin G. O’Brien	Director	March 23, 2006

/s/ TERRY PEETS By: Terry Peets	Director	March 23, 2006

/s/ JOHN W. CHILDS By: John W. Childs	Director	March 23, 2006

/s/ RAYMOND B. RUDY By: Raymond B. Rudy	Director	March 23, 2006

/s/ ADAM L. SUTTIN By: Adam L. Suttin	Director	March 23, 2006

/s/ RAJATH SHOURIE By: Rajath Shourie	Director	March 23, 2006