Form 10-Q
period 2006-03-26
PINNACLE FOODS GROUP INC
filed 2006-05-10
CIK 1288137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

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

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Securities Exchange Act of 1934).

Yes  ☐    No  ☑

As of May 10, 2006, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts and where noted in millions)

	Three months ended
	March 26, 2006	March 27, 2005
Net sales	$313,885	$307,837

Costs and expenses
Cost of products sold	253,893	261,767
Marketing and selling expenses	24,092	30,950
Administrative expenses	13,597	12,368
Research and development expenses	932	1,041
Other expense (income), net	1,710	3,426

Total costs and expenses	294,224	309,552

Earnings (loss) before interest and taxes	19,661	(1,715)
Interest expense	19,522	14,254
Interest income	139	56

Earnings (loss) before income taxes	278	(15,913)
Provision for income taxes	6,698	6,515

Net loss	$(6,420)	$(22,428)

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts and where noted in millions)

	March 26, 2006	December 25, 2005
Current assets:
Cash and cash equivalents	$11,390	$519
Accounts receivable, net	94,843	76,255
Inventories, net	198,385	170,621
Other current assets	5,951	2,944
Deferred tax assets	1,413	1,417

Total current assets	311,982	251,756
Plant assets, net	238,597	219,101
Tradenames	826,182	761,282
Other assets, net	42,400	44,842
Goodwill	420,862	359,513

Total assets	$1,840,023	$1,636,494

Current liabilities:
Current portion of long-term obligations	$1,589	$153
Notes payable	—	184
Accounts payable	60,156	61,765
Accrued trade marketing expense	33,774	32,980
Accrued liabilities	83,704	71,459
Accrued income taxes	1,320	1,035

Total current liabilities	180,543	167,576
Long-term debt	1,029,711	888,311
Pension and other postretirement benefits	18,212	10,899
Other long-term liabilities	80	—
Deferred tax liabilities	219,657	213,184

Total liabilities	1,448,203	1,279,970
Commitments and contingencies
Shareholder’s equity:
Pinnacle Common stock: par value $.01 per share, 100 shares authorized, issued 100	—	—
Additional paid-in-capital	571,140	529,425
Accumulated other comprehensive loss	(3,767)	(3,768)
Carryover of Predecessor basis of net assets	(17,338)	(17,338)
Accumulated deficit	(158,215)	(151,795)

Total shareholder’s equity	391,820	356,524

Total liabilities and shareholder’s equity	$1,840,023	$1,636,494

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands, except share amounts and where noted in millions)

	Three months ended
	March 26, 2006	March 27, 2005
Cash flows from operating activities
Net loss from operations	$(6,420)	$(22,428)
Non-cash charges (credits) to net loss
Depreciation and amortization	9,286	8,631
Restructuring and impairment charge	—	1,502
Amortization of debt acquisition costs	1,290	1,307
Amortization of bond premium	(138)	(128)
Change in value of financial instruments	(168)	(4,368)
Stock-based compensation charge	1,715	—
Postretirement healthcare benefits	2	(62)
Pension expense	365	149
Other long-term liabilities	80	—
Deferred income taxes	6,477	6,233
Changes in working capital, net of acquisition
Accounts receivable	(18,588)	(18,336)
Inventories	13,828	37,639
Accrued trade marketing expense	793	6,591
Accounts payable	5,105	(12,932)
Accrued liabilities	11,421	18,365
Other current assets	1,583	2,355

Net cash provided by operating activities	26,631	24,518

Cash flows from investing activities
Payments for business acquisition	(186,512)	—
Capital expenditures	(2,839)	(3,227)
Pinnacle merger consideration	—	1,595

Net cash used in investing activities	(189,351)	(1,632)

Cash flows from financing activities
Change in bank overdrafts	(6,713)	(308)
Repayment of capital lease obligations	(38)	(30)
Equity contribution	40,000	—
Debt acquisition costs	(2,474)	(34)
Proceeds from bank term loan	143,000	—
Proceeds from notes payable borrowing	—	30,000
Repayments of notes payable	(184)	(30,000)
Repayments of long term obligations	—	(1,362)

Net cash provided by (used in) financing activities	173,591	(1,734)

Effect of exchange rate changes on cash	—	—
Net change in cash and cash equivalents	10,871	21,152
Cash and cash equivalents - beginning of period	519	2,235

Cash and cash equivalents - end of period	$11,390	$23,387

Supplemental disclosures of cash flow information:
Interest paid	$10,322	$5,311
Interest received	139	56
Income taxes refunded (paid)	60	659
Non-cash investing activity:
Capital lease activity	(12)	—

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

(in thousands, except share amounts and where noted in millions)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Carryover of Predecessor Basis of Net Assets	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
	Shares	Amount
Balance at December 26, 2004	100	$—	$519,433	$(108,619)	$(17,495)	$48	$393,367

Impact of additional purchase accounting adjustments					157		157
Comprehensive income:
Net loss				(22,428)			(22,428)
Foreign currency translation						14	14

Total comprehensive loss							(22,414)

Balance at March 27, 2005	100	$—	$519,433	$(131,047)	$(17,338)	$62	$371,110

Balance at December 25, 2005	100	$—	$529,425	$(151,795)	$(17,338)	$(3,768)	$356,524

Equity contribution:
Cash			40,000				40,000
Equity related compensation			1,715				1,715
Comprehensive income:
Net loss				(6,420)			(6,420)
Foreign currency translation						1	1

Total comprehensive loss							(6,419)

Balance at March 26, 2006	100	$—	$571,140	$(158,215)	$(17,338)	$(3,767)	$391,820

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

1.	Summary of Business Activities

Business Overview

Pinnacle Foods Group Inc. (hereafter referred to as the “Company” or “PFGI”) is a leading producer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in two operating segments: (i) frozen foods and (ii) dry foods. The Company’s frozen foods segment consists primarily of Swanson and Hungry Man frozen foods products, Van de Kamp’s and Mrs. Paul’s frozen seafood, Aunt Jemima frozen breakfasts, Lender’s bagels and other frozen foods under the Celeste and Chef’s Choice names, as well as food service and private label products. The Company’s dry foods segment consists primarily of Vlasic pickles, peppers and relish products, Duncan Hines baking mixes and frostings, Mrs. Butterworth’s and Log Cabin syrups and pancake mixes, Open Pit barbecue sauce and Armour canned meats, as well as food service and private label products.

Effective November 24, 2003, Pinnacle Foods Holding Corporation (“PFHC”) and certain newly-formed investor companies consummated a merger (the “Pinnacle Transaction”), where PFHC was effectively acquired by Crunch Equity Holding, LLC (“LLC”). On November 25, 2003, LLC entered into a definitive agreement with Aurora Foods Inc. (“Aurora”) that provided for a comprehensive restructuring transaction in which PFHC was merged with and into Aurora (the “Aurora Merger”), with Aurora surviving this merger. The combination of Aurora and PFHC was treated as a purchase, with LLC as the accounting acquirer, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” This restructuring transaction was completed on March 19, 2004 and the surviving company was renamed PFGI.

In December 2004, the Company’s board of directors approved a change in PFGI’s fiscal year end from July 31 to the last Sunday in December.

2.	Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of PFGI’s financial position as of March 26, 2006, and the results of operations and cash flows for the three months ended March 26, 2006 and March 27, 2005. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 25, 2005.

3.	Acquisition

Acquisition of Food Products Business of Dial Corporation

On March 1, 2006, the Company acquired certain assets and assumed certain liabilities of the food products business (the “Armour Business”) of The Dial Corporation for $183 million in cash. The assets acquired include inventory, a production facility, machinery and equipment, contract rights and certain intangible assets including trademarks and licenses. The purchase price will be increased dollar for dollar after the closing date if the value of inventory included with the Armour Business at closing exceeds a specified target or decreased dollar for dollar if the value of the inventory at closing is less than such target. In addition, the purchase price will be reduced after closing if the adjusted product contribution amount for the year ended December 31, 2005 of the Armour Business, which is defined as revenue less direct expenses adjusted to exclude certain expenses as listed in the asset purchase agreement, is less than $31,680.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

The acquisition of the Armour Business is expected to complement the Company’s existing product lines that together will provide growth opportunities and scale. The Armour Business is a leading manufacturer, distributor and marketer of products in the $1.4 billion canned meats category. For the year ended December 31, 2005, the Armour Business had net sales of approximately $225 million. All of the products are produced at the manufacturing facility located in Ft. Madison, Iowa, which was acquired in the transaction. Products are sold under the Armour brand name as well as private-label and certain co-pack arrangements. The Armour Business offers products in eleven of the fifteen segments within the canned meat category, including Vienna sausage, potted meat, and sliced dried beef.

The acquisition of the Armour Business is being accounted for under the purchase method of accounting. Accordingly, the results from the Armour Business are included in the consolidated financial statements from the acquisition date. The Armour Business results of operations and assets are included in the dry foods segment.

Concurrently with the acquisition but effective as of February 14, 2006, the Company entered into an Amendment No. 4 and Agreement to the existing senior secured credit facilities (described in Note 9). Among other things, the amendment approved the acquisition of the Armour Business and provided for the making of $143 million of additional tack-on term loans to fund a portion of the acquisition. The amendment also changed the senior secured credit facilities in other respects, including: (a) the leverage ratio calculations have been adjusted such that the amount of indebtedness used in such calculations is no longer subject to averaging and is reduced by certain cash and cash equivalents, (b) the leverage ratio threshold for the quarter ending on or about March 31, 2006 has been changed from 5.00 to 1.00 to 5.25 to 1.00, and (c) under certain circumstances, Pinnacle may be able to use equity contributions to cure financial covenant defaults, if any, that may occur in the future under the senior secured credit facilities.

The Company funded the remaining portion of the purchase price through equity contributions from the shareholders of LLC.

The preliminary cost of the Armour Business consists of:

Stated purchase price	$183,000
Acquisition costs	3,512

Total cost of acquisition	$186,512

The purchase price allocation discussed below is preliminary and subject to finalization of appraisals, purchase price adjustments discussed above, calculations of any assumed liabilities, finalization of severance and vacation pay arrangements and accounting for income taxes. Portions of the purchase price, including intangible assets, are being identified by independent appraisers utilizing proven valuation procedures and techniques. The Company is awaiting receipt of the final valuation report supporting the valuation of inventories, fixed assets and intangible assets. The preliminary valuations of the long-lived assets are based upon Dial’s carrying value, which management believes approximates fair value as they were appraised in 2004 when Dial was acquired by Henkel KGaA. The other current asset is the value the Company has ascribed to the services being performed by Dial under a transition services agreement which expires 120 days after the date of acquisition. The value was based upon the estimated cost of providing such services. The following table summarizes the preliminary allocation of the total cost of the Pinnacle acquisition to the assets acquired and liabilities assumed:

Assets acquired:
Land	$681
Plant assets	24,046
Inventories	41,592
Other current asset	2,000
Tradenames	64,900
Goodwill	61,349

Fair value of assets acquired	194,568
Liabilities assumed
Other accrued liabilities	800
Postretirement benefit liability	7,256

Total cost of acquisition	$186,512

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

All of the intangible assets acquired in the transaction are recorded within the dry foods business and will result in tax deductible goodwill.

In accordance with the requirements of purchase method accounting for acquisitions, inventories as of March 1, 2006 were valued at fair value (also referred to as net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) which in the case of finished products was $6,145 higher than Dial’s historical manufacturing cost and in the case of work-in-progress was $193 higher than Dial’s historical manufacturing cost. The Company’s cost of products sold for the three months ended March 26, 2006 includes a pre-tax charge of $2,028, related to the flow through of the increase in fair value.

Pro forma Information

The following schedule includes statements of operations data for the unaudited pro forma results for the three months ended March 26, 2006 and March 27, 2005 as if the Armour Business had been acquired as of December 27, 2004. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the additional borrowing discussed above, purchase accounting adjustments resulting in changes to depreciation expense and related adjustments to the provision for income tax.

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the results of operations would have been had the Armour Business been acquired on the date indicated above, nor does it purport to project the results of operations for any future period or as of any future date.

	Three months ended
	March 26, 2006	March 27, 2005
Net sales	$343,679	$356,715
Earnings before interest and taxes	$23,090	$5,417
Net loss	$(5,580)	$(19,065)

Pro forma depreciation and amortization expense included above was $9,997 and $9,658 for the three months ended March 26, 2006 and March 27, 2005, respectively.

Included in earnings (loss) before interest and taxes in the pro forma information above for the three months ended March 26, 2006 are the following material charges:

Three Months Ended March 26, 2006
Flow through of fair value of the Armour Business inventories over manufactured cost as of March 1, 2006	$2,028
Stock based compensation expense	1,415

Impact on earnings (loss) before interest and taxes	$3,443

There were no material non-recurring charges included in the pro forma information for the three months ended March 27, 2005.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

4.	Restructuring and Impairment Charges

Frozen Food Segment

Erie, Pennsylvania Production Facility

On April 29, 2005, the Company’s board of directors approved a plan to permanently close its Erie, Pennsylvania production facility, as part of the Company’s plan of consolidating and streamlining production activities after the Aurora merger. Production from the Erie plant, which manufactures Mrs. Paul’s and Van de Kamp’s frozen seafood products and Aunt Jemima frozen breakfast products, will be relocated primarily to the Company’s Jackson, Tennessee production facility. Activities related to the closure of the plant are expected to be completed in 2006 and will result in the elimination of approximately 290 positions. Employee termination activities commenced in July 2005 and were substantially completed by the end of the first quarter of 2006. In accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits”, the Company has accrued severance costs related to the employees to be terminated. In addition, the following table contains detailed information about the charges incurred related to the Erie restructuring plan, recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

Description	Estimated Total Charges	Change in Estimated Charges	Incurred		Estimated Remaining Charges
			Through December 25, 2005	Three Months Ended March 26, 2006
Employee severance	$590	$319	$909		$—
Other costs	3,650	1,984	4,978	392	264

Total	$4,240	$2,303	$5,887	$392	$264

The charges incurred have been included in the Other expense (income), net line in the Consolidated Statement of Operations. All such charges are reported under the frozen foods business segment.

The Company has transferred equipment with a net book value of approximately $3 million to other production locations, primarily in Jackson, Tennessee. The remaining property, plant and equipment have been evaluated as to recoverability. Based on an estimate of future cash flows over the remaining useful life of the assets, depreciation expense has been accelerated on the remaining asset value and resulted in additional depreciation expense of $4,788 during fiscal 2005 and $523 during the first quarter of 2006.

Employees terminated as a result of this closure are eligible to receive severance pay and other benefits totaling $909, of which $778 has been paid as of March 26, 2006. The remaining severance was accrued in the Consolidated Balance Sheet at March 26, 2006. Other closing costs of approximately $5,634 relate to facility operating costs during the shutdown period and other shutdown costs and expenses associated with dismantling, transferring and reassembling certain equipment to Jackson, Tennessee. As of March 26, 2006, $50 has been accrued and $5,320 has been spent.

In connection with the plant closure, facility operating and shutdown costs as well as costs to dismantle, transfer and reassemble equipment and other plant shut down costs will be incurred and are expected to result in expense as incurred in the Company’s Statements of Operations of approximately $264 in the second quarter of 2006. Also, the Company is making capital expenditures in connection with this plant consolidation project, which will total approximately $9.4 million and will be incurred through the second quarter of 2006.

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Omaha, Nebraska Production Facility

On April 7, 2004, the Company made and announced its decision to permanently close its Omaha, Nebraska production facility, as part of the Company’s plan of consolidating and streamlining production activities after the Aurora merger. Production from the Omaha plant, which manufactured Swanson frozen entree retail products and frozen foodservice products, ceased in December 2004 and has been relocated to the Company’s Fayetteville, Arkansas and Jackson, Tennessee production facilities. Activities related to the closure of the plant were completed in the first quarter of 2005 and resulted in the elimination of 411 positions. The following table contains detailed information about the charges incurred to date related to the Omaha restructuring plan, recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits”, SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

Description	Original Estimated Charges	Change in Estimated Charges	Transfers	Incurred		Estimated Remaining Charges
				Through December 25, 2005	Three Months Ended March 26, 2006
Asset impairment charges	$7,400	$2,649		$10,049	$—	$—
Employee severance	2,506	—	59	2,565	—	—
Other costs	4,984	(523)	(59)	4,283	59	60

Total	$14,890	$2,126	$—	$16,897	$59	$60

The charges incurred have been included in Other expense (income), net in the Consolidated Statement of Operations. All such charges are reported under the frozen foods business segment.

The Company had planned to transfer equipment with a net book value of approximately $9,700 to other production locations, primarily in Fayetteville, Arkansas and Jackson, Tennessee. Due to the delay in closing the Omaha plant and the need to have production up and running in the Fayetteville plant, the Company was unable to transfer certain equipment with a net book value of $6,196 and instead incurred capital expenditures to purchase, build and modify the necessary equipment in Fayetteville. In addition to the impairment charge initially recorded in the first quarter of 2004, the Company evaluated the remaining property, plant and equipment as well as existing offers to sell the plant and equipment, and recorded an impairment charge of $2,649 in December 2004.

Employees terminated as a result of this closure were eligible to receive severance pay and benefits totaling $2,565, all of which has been disbursed as of December 25, 2005. Other closing costs of approximately $4,402 relate to other shutdown costs. As of March 26, 2006, $4,118 has been disbursed and $224 has been incurred and accrued.

The Company will continue to incur certain costs until the plant is sold. We expect these costs to approximate $60 per quarter and the costs will be recorded in expense as incurred in the Company’s Statements of Operations.

The following table summarizes impairment and restructuring charges during the three months ended March 26, 2006. It also includes severance liabilities assumed or established in purchase accounting. These amounts are recorded in accrued liabilities.

Description	Balance at December 25, 2005	Additions	Noncash Reductions	Cash Reductions	Balance at March 26, 2006
Employee severance	$682	$—	$—	$(217)	$465
Other costs	274	451	—	(451)	274

Total	$956	$451	$—	$(668)	$739

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

5.	Stock-Based Compensation Expense

On December 26, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 26, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). Stock-based compensation expense related to employee stock options for the three months ended March 26, 2006 as a result of adopting SFAS 123(R) was $300, $298 net of tax. In addition, the Company recorded $1,415 (with no related tax impact) for stock-based compensation expense for the three months ended March 26, 2006 for certain ownership units of LLC that were issued to CDM, which is controlled by certain members of PFGI’s management (see discussion below). There was no stock-based compensation expense recognized during the three months ended March 27, 2005.

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense using the straight-line method over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, other than as related to certain ownership units of LLC that were issued to CDM Investor Group LLC.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months ended March 26, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 25, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to December 25, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The Company continues to use the lattice-binomial option-pricing model (“lattice-binomial model”) as its method of valuation for stock-based awards, which was previously used for the Company’s pro forma information required under SFAS 123. Since the Company’s stock is not publicly traded, the determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is based upon estimates of enterprise value as well as assumptions regarding a number of highly complex and subjective variables. The estimated enterprise value is based upon forecasted cash flows for six years plus a terminal year and an assumed discount rate. The other variables used to determine fair value of stock-based payment awards include, but are not limited to the expected stock price volatility of a group of industry comparable companies over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The fair value of each option grant was estimated on the date of the grant using the lattice-binomial model with the following weighted average assumptions used for grants during fiscal 2006

Three months ended March 26, 2006
Risk-free interest rate	4.55%
Expected life of option	5-9 years
Expected volatility of Pinnacle stock	25.0%
Expected dividend yield on Pinnacle stock	0%

Volatility was based on a 208 week average volatility of a group of publicly traded food companies.

2004 Stock Option Plan

Crunch Holding Corp. (“CHC”), which owns all of the equity interest in the Company has adopted a stock option plan (the “2004 Plan”) providing for the issuance of up to 29.6 million shares of CHC’s common stock. Pursuant to the option plan, certain officers, employees, managers, directors and other persons are eligible to receive grants of incentive and nonqualified stock options, as permitted by applicable law. Except as otherwise provided by the plan administrator, two-ninths (2/9) of the shares of common stock subject to each option shall time vest annually in each of the first three years from the effective date of the option grant. The remaining one-third (1/3) of the shares of common stock subject to each option shall vest on the seventh anniversary of the effective date of the option grant unless otherwise determined by the plan administrator. Options under the plan have a termination date of 10 years from the date of issuance.

The following table summarizes the stock option transactions under the 2004 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (000’s)
Outstanding - December 26, 2004	16,954,666	$1.00
Granted	5,906,500	$1.00
Exercised	(8,888)	1.00
Forfeitures	(2,194,336)	1.00

Outstanding - December 25, 2005	20,657,942	$1.00

Granted	1,270,000	$1.00
Exercised	—	1.00
Forfeitures	(794,723)	1.00

Outstanding - March 26, 2006	21,133,219	$1.00	8.1925	$21,133

Exercisable - March 26, 2006	7,251,932	$1.00	7.5567	$7,252

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

The weighted-average fair value of options granted during the three months ended March 26, 2006 was:

Three months ended March 26, 2006
Fair value of each option granted	$0.21
Number of options granted	1,270

Total fair value of all options granted	$267

2004 Employee Stock Purchase Plan

CHC has adopted an employee stock purchase plan providing for the issuance of up to 15 million shares of CHC’s common stock. Pursuant to the plan, certain officers, employees, managers, directors and other persons are eligible to purchase shares at the fair market value of such shares on the date of determination. During fiscal 2005, employees purchased 9,982,971 shares of CHC’s common stock at $1.00 per share. No other shares have been purchased.

Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended March 26, 2006 which was allocated as follows (in millions):

Three Months Ended March 26, 2006
Cost of products sold	$41
Marketing and selling expenses	114
Administrative expenses	1,546
Research and development expenses	14

Pre-Tax Stock-Based Compensation Expense	1,715
Income Tax Benefit	(2)

Net Stock-Based Compensation Expense	$1,713

In connection with the acquisition of the Armour Business, certain ownership units of LLC were issued to CDM, which is controlled by certain members of PFGI’s management. Certain of these units provide a profits interest consisting of an interest in distributions to the extent in excess of capital contributed by members of the LLC. The interests vest immediately. The estimated fair value of the interests issued in connection with the acquisition of the Armour Business at the date of the issuance was $1,415, and has been included in the Consolidated Balance Sheet as an increase in the Company’s paid-in-capital and in the Consolidated Statement of Operations as a component of administrative expense reflecting the equity related compensation charge for the fair value immediately after consummation of such transactions.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

SFAS No. 123R requires disclosure of pro forma information for periods prior to its adoption. The pro forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Three Months Ended March 27, 2005
Net loss, as reported	$(22,428)
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	(276)

Pro forma net loss	$(22,704)

6.	Other Expense (Income), net

	Three Months Ended
	March 26, 2006	March 27, 2005
Other expense (income) consists of:
Restructuring and impairment charges	$451	$2,241
Amortization of intangibles/other assets	1,203	1,203
Royalty expense (income), net and other	56	(18)

Total other expense	$1,710	$3,426

Restructuring charges. As described in Note 4, the Company incurred costs in connection with the planned shutdown of the Omaha, Nebraska and Erie, Pennsylvania facilities as well as the shut down of a production line in Mattoon, Illinois.

7.	Inventories

	March 26, 2006	December 25, 2005
Raw materials, containers and supplies	$40,204	$38,050
Finished product	161,463	139,761

	201,667	177,811
Reserves	(3,282)	(7,190)

Total	$198,385	$170,621

As of March 26, 2006, the value of inventory includes $4,310 related to the step up in fair value as a result of the acquisition of the Armour Business, which will be expensed in the second quarter of 2006.

Reserves represent amounts necessary to adjust the carrying value of inventory to the lower of cost or net realizable value, including any costs to sell or dispose.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

8.	Goodwill and Other Assets

Goodwill

	December 25, 2005	Acquisition	March 26, 2006
Frozen Foods	$67,713	$—	$67,713
Dry Foods	291,800	61,349	353,149

Total	$359,513	$61,349	$420,862

The preliminary allocation of the Armour Business purchase price resulted in goodwill of $61,349, all of which is recorded in the dry foods segment.

Tradenames

	December 25, 2005	Acquisition	March 26, 2006
Frozen Foods	$231,542	$—	$231,542
Dry Foods	529,740	64,900	594,640

Total	$761,282	$64,900	$826,182

The preliminary allocation of the Armour Business purchase price resulted in indefinite lived tradename intangible assets of $64,900, all of which is recorded in the dry foods segment.

Other Assets

	March 27, 2005	December 25, 2005
Amortizable intangibles, net of accumulated amortization of $9,471 and $8,268, respectively	$11,559	$12,763
Deferred financing costs, net of accumulated amortization of $12,271 and $10,981, respectively	30,841	29,657
Interest rate swap fair value (Note 11)	—	2,422

Total	$42,400	$44,842

Amortizable intangible assets relate primarily to recipes and formulas acquired in the Aurora Merger and have been assigned a five year estimated useful life for amortization purposes. Additionally, during the 21 weeks ended December 26, 2004, the Company reacquired an exclusive license to distribute Duncan Hines product in Canada. The license that was reacquired runs through June 30, 2006 at which time the Company will have exclusive right to distribution of the Duncan Hines product in Canada. Amortization expense during the three months ended March 26, 2006 and March 27, 2005 was $1,203 and $1,203, respectively. Estimated amortization expense for each of the next five years is as follows: remainder of 2006 - $3,095, 2007 - $3,785, 2008 - $3,785, 2009 - $870, thereafter - $24.

Deferred financing costs relate to the senior secured credit facilities and senior subordinated notes. Amortization was $1,290 and $1,307 for the three months ended March 26, 2006 and March 27, 2005, respectively.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

9.	Debt and Interest Expense

	March 26, 2006	December 25, 2005
Long-term debt
- Senior secured credit facility - term loan	$631,187	$488,187
- 8 1/4% Senior subordinated notes	394,000	394,000
- Plus: unamortized premium on senior subordinated notes	5,789	5,927
- Capital lease obligations	324	350

Total Debt	1,031,300	888,464
Less: current portion of long-term obligations	1,589	153

Total long-term debt	$1,029,711	$888,311

Interest expense	Three months ended
	March 26, 2006	March 27, 2005
Third party interest expense	$19,968	$18,151
Related party interest expense	43	88
Interest rate swap gains (Note 11)	(489)	(3,985)

	$19,522	$14,254

In November 2003, the Company entered into a $675.0 million Credit Agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party of JPMP as defined in Note 13) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger on March 19, 2004. Concurrently with the acquisition of the Armour Business but effective as of February 14, 2006, the Company entered into an Amendment No. 4 and Agreement to the existing senior secured credit facilities (“Amendment No. 4”). Among other things, and subject to certain conditions, Amendment No. 4 approved the acquisition and provided for the making of $143.0 million of additional tack-on term loans to fund a portion of the acquisition. The term loan matures November 25, 2010. The senior secured credit facility also provides for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger on March 19, 2004. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolver as of December 25, 2005 and March 26, 2006.

There was no related party debt as of December 25, 2005 and March 26, 2006.

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

The applicable margins with respect to our term loan facility and our revolving credit facility will vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on our leverage ratio as defined in our senior secured credit facilities. The applicable margin with respect to the term loan facility and the revolving credit facility, which was adjusted in connection with the November 19, 2004 amendment discussed below, is currently:

•	In the case of base rate loans: 2.25% for the term loan and 2.25% for the revolving credit facility.

•	In the case of Eurodollar loans: 3.25% for the term loan and 3.25% for the revolving credit facility.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

The range of margins for the revolving credit facility is:

•	In the case of base rate loans: 1.75% to 2.25%.

•	In the case of Eurodollar loans: 2.75% to 3.25%.

A commitment fee of 0.50% per annum applies to the unused portion of the revolving loan facility. For the three months ended March 26, 2006, the weighted average interest rate on the term loan was 7.74% and on the revolving credit facility was 9.62%. As of March 26, 2006, the Eurodollar interest rate on the term loan facility was 7.88% and the commitment fee on the undrawn revolving credit facility was 0.50%. For the three months ended March 27, 2005, the weighted average interest rate on the term loan was 5.72% and on the revolving credit facility was 6.25%. As of March 27, 2005, the Eurodollar interest rate on the term loan facility was 5.82% and the commitment fee on the undrawn revolving credit facility was 0.50%.

The term loan facility matures in quarterly installments from June 30, 2006 through December 31, 2009, with the remaining balance due in 2010 and the revolving credit facility terminates on November 25, 2009. The aggregate maturities of the term loan outstanding as of March 26, 2006 are: $1,072 in the remainder of 2006, $1,073 in 2007, $1,430 in 2008, $1,430 in 2009 and $626,182 in 2010.

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

We pay a commission on the face amount of all outstanding letters of credit drawn under the senior secured credit facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. We also pay a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities cannot exceed $40,000. As of December 25, 2005 and March 26, 2006, we had utilized $11,514 and $6,921, respectively, of the revolving credit facility for letters of credit. Of the $130,000 revolving credit facility available, as of December 25, 2005 and March 26, 2006, we had an unused balance of $118,486 and $123,079, respectively, available for future borrowings and letters of credit, of which a maximum of $28,486 and $33,079, respectively, may be used for letters of credit.

In November 2003 and February 2004, the Company issued $200.0 million and $194.0 million, respectively, 8 1/4% senior subordinated notes. The February 2004 notes resulted in gross proceeds of $201.0 million, including premium. The terms of the February 2004 notes are the same as the November 2003 notes and are issued under the same indenture. The notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries. See Note 15 for Guarantor and Nonguarantor Financial Statements.

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

(in thousands, except share amounts and where noted in millions)

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

If a change of control occurs (as defined in the indenture pursuant to which the notes were issued), and unless we have exercised our right to redeem all of the notes as described above, the note holders will have the right to require the Company to repurchase all or a portion of the notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

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

Our senior secured credit facilities and the notes contain a number of covenants that, among other things, limit, subject to certain exceptions, our ability to incur additional liens and indebtedness, make capital expenditures, engage in certain transactions with affiliates, repay other indebtedness (including the notes), make certain distributions, make acquisitions and investments, loans or advances, engage in mergers or consolidations, liquidations and dissolutions and joint ventures, sell assets, make dividends, amend certain material agreements governing our indebtedness, enter into guarantees and other contingent obligations and other matters customarily restricted in similar agreements. In addition to scheduled periodic repayments, we are also required to make mandatory repayments of the loans under the senior secured credit facilities with a portion of its excess cash flow, as defined. Due to voluntary prepayments of the term loan made by the Company in 2005, the Company was not required to make any mandatory prepayments for 2005. In addition, our senior secured credit facilities contain, among others, the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditure limitation. See the discussion below regarding the amendment to the senior credit agreement where these covenants have been adjusted.

In connection with Amendment No. 4, discussed above, the senior secured credit facilities were also changed in other respects, including: (a) the leverage ratio calculations have been adjusted such that the amount of indebtedness used in such calculations is no longer subject to averaging and is reduced by certain cash and cash equivalents, (b) the leverage ratio threshold for the quarter ending on or about March 31, 2006 has been changed from 5.00 to 1.00 to 5.25 to 1.00, and (c) under certain circumstances, Pinnacle may be able to use equity contributions to cure financial covenant defaults, if any, that may occur in the future under the senior secured credit facilities.

On September 14, 2004, the Company was first in default under its senior credit agreement. The defaults arose due to (i) failure to furnish on a timely basis the Company’s audited financial statements for the fiscal year ended July 31, 2004, the Company’s annual budget for fiscal year 2005 and other related deliverables and (ii) failure to comply with the maximum total leverage ratio for the period ended October 31, 2004. On November 19, 2004 the Company received required lender approval to permanently waive the defaults mentioned above and amend the financial covenants for future reporting periods.

The terms of the permanent amendment and waiver include among other items, an 50 basis point increase to the applicable margin (described above), the addition of a new senior covenant leverage ratio through December 2005, amendment of the interest expense coverage ratio through December 2005, suspension of the maximum total leverage ratio until March 2006, and certain limitations, restrictions and additional reporting requirements during the amendment period which ends on the second business day following the date on which the Company delivers to the Administrative Agent financial statements for the fiscal quarter ending March 2006.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

10.	Pension and Retirement Plans

As of March 26, 2006, the Company maintains a noncontributory defined benefit pension plan that covers substantially all eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Company’s pension plan is funded in conformity with the funding requirements of applicable government regulations. As disclosed in the Company’s Consolidated Financial Statements for the fiscal year ended December 25, 2005, the Company does not expect to make a contribution during the current fiscal year.

The Company also maintains a postretirement benefits plan that provides health care and life insurance benefits to eligible retirees, covers most U.S. employees and their dependents and is self-funded. Employees who have 10 years of service after the age of 45 and retire are eligible to participate in the postretirement benefit plan. Effective March 19, 2004 and in connection with the acquisition of Aurora Foods, liabilities were assumed related to eight retired employees (“Aurora Retirees”). Upon amendments that became effective on May 23, 2004, the Company’s net out-of-pocket costs for postretirement health care benefits was substantially reduced as retired employees, excluding the Aurora Retirees, are now required to pay 100% of the monthly premium cost, as calculated by our insurance administrator.

In connection with the acquisition of the Armour Business on March 1, 2006, hourly employees covered under the union collective bargaining agreement were added to the noncontributory defined benefit pension plan. The liability related to the service period up to the date of acquisition was retained by The Dial Corporation. Additionally, the Company assumed the liability for postretirement health care and life insurance related to certain hourly employees covered under the union collective bargaining agreement for the Armour Business. The value of the assumed liability, which the Company has estimated to approximate $7.3 million, is preliminary and subject to the final valuation and will be actuarially determined.

The components of net periodic benefit cost, including the expense related to the employees of the Armour Business from the date of acquisition, included in the Consolidated Statements of Operations are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005
Service cost	$464	$372	$44	$3
Interest cost	889	829	40	17
Expected return on assets	(1,028)	(1,052)	—	—
Amortization of:
Loss	40	—	2	2
Unrecognized prior service cost (credit)	—	—	(84)	(84)

Net periodic benefit cost (benefit)	$365	$149	$2	$(62)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs and a federal subsidy to sponsors of certain retiree medical plans. The Company sponsors medical programs for certain of its U.S. retirees and expects that this legislation may eventually reduce the costs for some of these programs. However, due to the relatively small number of participants, this legislation has not had a material impact on the Company’s consolidated financial statements.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

11.	Financial Instruments

The Company utilizes derivative financial instruments to enhance its ability to manage risks, including interest rate, commodities and foreign currency, which exist as part of ongoing business operations. The Company does not enter into contracts for speculative purposes, nor is the Company a party to any leveraged derivative instrument. The Company monitors the use of derivative financial instruments through regular communication with senior management and the utilization of written guidelines.

The Company relies primarily on bank borrowings to meet its funding requirements. The Company utilizes interest rate swap agreements or other derivative instruments to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. The Company will recognize the amounts that it pays or receives on hedges related to debt as an adjustment to interest expense.

The Company has entered into interest rate swap agreements with counterparties, including JP Morgan Chase Bank (a related party), to effectively change a portion of the floating rate payments on its senior secured credit facility into fixed rate payments. As of December 25, 2005 and March 26, 2006, one swap agreement remains outstanding, which terminates on January 2, 2007 and has a notional amount of $250.0 million. Interest payments determined under the swap agreement are based on the notional amounts. Floating interest rate payments to be received under each swap are based on U.S. Dollar LIBOR, which is the same basis for determining the floating rate payments on the Senior Secured Credit Facility. The fixed interest rate payment that the Company will pay under the swap agreements is 3.75%.

The swap was not designated as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of December 25, 2005 and March 26, 2006, the fair value of the interest rate swap contract was a gain of $2,422 and $2,911, respectively. The interest rate swap contract was recorded in Other assets in the Consolidated Balance Sheet as of December 25, 2005 and in Other current assets in the Consolidated Balance Sheet as of March 26, 2006. During the three months ended March 26, 2006, the Company recognized a non-cash gain on the interest rate swaps of $489, which is recorded as a decrease to interest expense in the Consolidated Statement of Operations. During the three months ended March 27, 2005, the Company recorded gains on the then outstanding interest rate swaps totaling $3,985, of which $3,761 was the non-cash increase in value and $224 was in realized in cash. The gains were recorded as a decrease to interest expense in the Consolidated Statement of Operations.

The Company has entered into various natural gas swap transactions with JP Morgan Chase Bank (a related party) to lower the Company’s exposure to the price of natural gas. As of March 26, 2006, the trades in effect mature from April through December 2006 and have various notional quantities of MMBTU’s per month. The Company will pay a fixed price ranging from $9.04 to $10.95 per MMBTU, with settlements monthly. These swaps were not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 25, 2005 and March 26, 2006, the fair value of the natural gas swap contracts was a gain of $8 and a loss of $411, respectively, which is recorded in Other current assets (as of December 25, 2005) and Accrued liabilities (as of March 26, 2006) in the Consolidated Balance Sheet. During the three months ended March 26, 2006, the Company recorded losses on the outstanding natural gas swaps totaling $789, of which $419 was the non-cash decrease in value and $370 was realized in cash. The losses were recorded as a component of cost of products sold in the Consolidated Statement of Operations. During the three months ended March 27, 2005, the Company recorded gains on the then outstanding natural gas swaps totaling $210, of which $289 was the non-cash increase in value that was offset by $79 in losses realized in cash. The net gain was recorded as a component of cost of products sold in the Consolidated Statement of Operations.

The Company has entered into various foreign currency exchange transactions with JP Morgan Chase Bank (a related party) to lower the Company’s exposure to the exchange rates between the U.S. and Canadian dollar. Each agreement is based upon a notional amount in Canadian dollars, which is expected to approximate a portion of the amount of our Canadian subsidiary’s U.S. dollar denominated purchases for the month. The trades outstanding as of March 26, 2005 run through December 2006. The Company will pay a fixed exchange rate of 1.1673 Canadian dollars per U.S. dollar, with settlements monthly. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

As of December 25, 2005 and March 26, 2006, the fair value of the foreign currency exchange contracts was a loss of $280 and $181, respectively, which is recorded in Accrued liabilities in the Consolidated Balance Sheet. During the three months ended March 26, 2006, the Company recorded non-cash gains on the outstanding foreign currency exchange contracts totaling $99. The gains were recorded as a component of cost of products sold in the Consolidated Statement of Operations. During the three months ended March 27, 2005, the Company recorded gains on the then outstanding foreign currency exchange contracts totaling $102, of which $95 was the non-cash increase in value and $7 was realized in cash. The net gain was recorded as a component of cost of products sold in the Consolidated Statement of Operations.

The Company utilizes irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. The contract value of the outstanding standby letter of credit as of December 25, 2005 and March 26, 2006 was $7,200 and $6,921, respectively, which approximates fair value. As of December 25, 2005, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $4,314, which approximates fair value. As of March 26, 2006, the Company did not utilize any letters of credit in connection with the purchase of raw materials.

The Company is exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A” rated by Moody’s and Standard & Poor’s. Accordingly, the Company does not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The estimated fair value of the senior secured credit facilities bank debt and the 8  1/4% senior subordinated notes that are classified as long term debt on the Consolidated Balance Sheet at March 26, 2006, was approximately its carrying value.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

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

Litigation

Employee Litigation - Indemnification of US Cold Storage

On March 21, 2002, an employee at the Omaha, NE facility, died as the result of an accident while operating a forklift at a Company-leased warehouse facility. OSHA conducted a full investigation and determined that the death was the result of an accident and found no violations by the Company. On March 18, 2004, the Estate of the deceased filed suit in District Court of Sarpy County, Nebraska, Case No: CI 04-391, against the Company, the owner of the forklift and the leased warehouse, the manufacturer of the forklift and the distributor of the forklift. The Company, having been the deceased’s employer, was named as a defendant for worker’s compensation subrogation purposes only.

On May 18, 2004, the Company received notice from defendant, US Cold Storage, the owner of the leased warehouse, requesting the Company to accept the tender of defense for US Cold Storage in this case in accordance with the indemnification provision of the warehouse lease. The request has been submitted to the Company’s insurance carrier for evaluation and the Company has been advised that the indemnification provision is not applicable in this matter and that Company should have no liability under that provision. Therefore, the Company believes that resolution of such matters will not result in a material impact on the Company’s financial condition, results of operations or cash flows.

R2 Appeal in Aurora Bankruptcy

Prior to its bankruptcy filing, Aurora entered into an agreement with its prepetition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding in U.S. Bankruptcy Court, District of Delaware, and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the Bankruptcy Court. The appeals are pending. It is too early to predict the outcome of the appeals. Included in the Company’s accrued liabilities is $20.1 million for this claim, which was assumed by us in the Aurora Merger.

State of Illinois v. City of St. Elmo and Aurora Foods Inc.

The Company is a defendant in an action filed by the State of Illinois regarding the Company’s St. Elmo facility. Prior to the Aurora Merger, the Illinois Attorney General filed a complaint in County Court, Fayette County, Illinois seeking a restraining order prohibiting further discharges by the City of St. Elmo from its publicly owned wastewater treatment facility in violation of Illinois law and enjoining the Company from discharging its industrial waste into the City’s treatment facility. The complaint also asked for fines and penalties associated with the City’s discharge from its treatment facility and the Company’s alleged operation of its production facility without obtaining a state environmental operating permit. Management believes the remedial actions it has taken to date and is continuing to implement will minimize any fines and penalties associated with this matter.

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

(in thousands, except share amounts and where noted in millions)

The State issued the construction and operating permits to the Company and construction of the pre-treatment system has been completed. Testing has been completed and the system is fully operational.

The State Attorney General had originally proposed a penalty of $168 together with a consent decree. The Company responded listing the actions it had taken and related costs since merging with Aurora. The Company contends that there should not be any fine or penalty. On February 24, 2006, the State Attorney General advised the Company that its office would be willing to accept $110 as penalty, together with a consent decree. The Company is in the process of preparing a response to the State Attorney General indicating that the revised settlement is not acceptable and reiterating its stance taken to date. As the Company believes no penalty will ultimately be due, a liability has not been accrued at March 26, 2006. A status call with the judge was held on May 2, 2006. The Judge required that a Joint Discovery Schedule be prepared by the parties and filed with the court by June 20, 2006 and that another status call would be held on that date.

The Company continues to discharge its effluent to the City. The Company will vigorously defend any future effort to prevent it from discharging its industrial wastewater to the City. Although the Company believes it will be able to resolve this matter favorably, an adverse resolution may have a material impact on the Company’s financial position, results of operation, or cash flows.

American Cold Storage – North America, L/P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.

On June 26, 2005 the Company was served with a Summons and Complaint in the above matter, which was filed in the Circuit Court of Madison County, Tennessee. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near the Company’s Jackson, Tennessee plant. In approximately April 2004, the Company entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, the Company discovered that the Facility was incapable of properly handling the discussed volume of product and began reducing its shipments to the Facility. The complaint seeks damages not to exceed $1.5 million, together with associated costs. On April 28, 2006 our attorney received notice from counsel for ACS that it was increasing its damage claim in the suit from $1.5 million to $3.5 million. ACS will be required to provide specifics justifying the increase through ongoing discovery and the deposition of the President of ACS which was previously scheduled. It is too early to determine the likely outcome of this litigation. The discovery phase of the case has begun and the Company intends to vigorously defend against this claim. The Company believes that resolution of such matters will not have a material impact on its financial condition, results of operations or cash flows.

13.	Related Party Transactions

Management fees

On November 25, 2003, the Company entered into a Management Agreement with JPMorgan Partners, LLC (“JPMP”) and J.W. Childs Associates, L.P. (“JWC”) whereby JPMP and JWC provide management, advisory and other services. The agreement calls for quarterly payments of $125 to each of JPMP and JWC for management fees. In connection with the September 2004 default on our senior credit agreement and the resulting amendment (see Note 9), the payment of the management fees was suspended during the amendment period, which ends on the second business day following the date on which the Company delivers to the Administrative Agent financial statements for the fiscal quarter ending March 2006. Therefore, there were no management fees paid or accrued to JPMP and JWC during the three months ended March 26, 2006 and the three months ended March 27, 2005. The Company reimbursed JPMP and JWC for out-of-pocket expenses totaling $17 and $5 during the three months ended March 26, 2006 and March 27, 2005, respectively. The Management Agreement also stipulates that in connection with any acquisition transaction subsequent to the Pinnacle Transaction and Aurora Merger, there will be a transaction fee of  1/2% of the aggregate purchase price payable to each of JPMP and JWC, plus fees and expenses. In connection with the acquisition of the Armour Business, each of JPMP and JWC were paid a transaction fee of $915. JPMP was also reimbursed for out of pocket expenses totaling $4. These transaction fees are included in Acquisition costs in Note 3.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Also on November 25, 2003, the Company entered into an agreement with CDM Capital LLC, an affiliate of CDM Investor Group LLC, whereby CDM Capital LLC will receive a transaction fee of  1/2% of the aggregate purchase price of future acquisitions (other than the Pinnacle Transaction or the Aurora Merger), plus fees and expenses. In connection with the acquisition of the Armour Business, CDM Capital LLC was paid a transaction fee of $915. This transaction fee is included in Acquisition costs in Note 3.

As discussed in Note 5, certain ownership units of LLC were issued to CDM in connection with the acquisition of the Armour Business. The estimated fair value of the interests was $1,415 and was included in administrative expenses for the three months ended March 26, 2006.

Leases and Aircraft

The Company leases office space owned by a party related to C. Dean Metropoulos, the Company’s Chairman and Chief Executive Officer. The lease provides for the Company to make leasehold improvements approximating $318. The base rent for the office is $87 annually. Rent expense was $25 during each of the three months ended March 26, 2006 and March 27, 2005.

Beginning November 25, 2003, the Company began using an aircraft owned by a company indirectly owned by the Chairman. In connection with the usage of the aircraft, the Company paid net operating expenses of $688 during each of the three months ended March 26, 2006 and March 27, 2005. The Company also incurred direct costs totaling $59 during the three months ended March 26, 2006 that are to be reimbursed by the company that owns the aircraft. No such costs were incurred during 2005.

Debt and Interest Expense

For the three months ended March 26, 2006 and March 27, 2005, fees and interest expense recognized in the Consolidated Statement of Operations for the debt to the related party, JPMorgan Chase Bank, amounted to $43 and $88, respectively. See Note 9.

Financial Instruments

The Company has entered into transactions for derivative financial instruments with JPMorgan Chase Bank to lower its exposure to interest rates, foreign currency, and natural gas prices. During the three months ended March 26, 2006 the Company paid cash for the settlement of financial instruments totaling $369. During the three months ended March 27, 2005, the Company received net cash for the settlement of financial instruments totaling $153, respectively. See Note 11.

Expenses of Major Shareholder

As part of the Aurora Merger, the Company agreed to pay certain fees of the Bondholders Trust (as defined below), which owns approximately 43% of LLC. The Bondholders Trust primarily consists of holders of Aurora’s senior subordinated notes, which elected to receive equity interests in LLC as consideration in the Aurora Merger. The Company recognized in the Consolidated Statement of Operations for the three months ended March 26, 2006 $100 in fees on behalf of the Bondholder Trust.

Consulting Agreement

During the first quarter of 2006, the Company entered into a consulting agreement with Mr. Evan Metropoulos, a former executive of PFGI and the brother of the Company’s Chairman and Chief Executive Officer, C. Dean Metropoulos. Mr. E. Metropoulos will provide to the Company consulting services related to the integration of the Armour Business, which was acquired on March 1, 2006. It is expected that this agreement will last not more than four months and the total payments due under the agreement not to exceed $40. In addition, Mr. E. Metropoulos will have the opportunity to earn an additional $50 based upon performance. No amount has been incurred under this agreement during the three months ended March 26, 2006.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

14.	Segments

The Company’s products and operations are managed and reported in two operating segments. The frozen foods segment consists of the following reporting units: dinners and entrees (Swanson, Hungry Man), seafood (Van de Kamp’s, Mrs. Paul’s), breakfast (Aunt Jemima), bagels (Lenders), pizza (Celeste) and Chef’s Choice. The dry foods segment consists of the following reporting units: condiments (Vlasic, Open Pit), baking (Duncan Hines), syrups (Mrs. Butterworth’s and Log Cabin) and canned meat (Armour). Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Cost of products sold in the dry foods segment for the three months ended March 26, 2006 includes $2,028, representing the write-up of inventories to fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) at the date of the acquisitions of the Armour Business, which were sold subsequent to the acquisition dates. Corporate assets consist of deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions, and stock-based compensation expense related to the ownership units of LLC issued to CDM.

	Three months ended
	March 26, 2006	March 27, 2005
SEGMENT INFORMATION
Net sales
Frozen foods	$177,351	$181,339
Dry foods	136,534	126,498

Total	$313,885	$307,837

Earnings (loss) before interest and taxes
Frozen foods	$6,586	$(4,584)
Dry foods	18,287	7,786
Unallocated corporate expenses	(5,212)	(4,917)

Total	$19,661	$(1,715)

Depreciation and amortization
Frozen foods	$5,593	$5,140
Dry foods	3,693	3,491

Total	$9,286	$8,631

Capital expenditures
Frozen foods	$1,604	$2,478
Dry foods	1,247	749

Total	$2,851	$3,227

GEOGRAPHIC INFORMATION
Net sales
United States	$300,525	$296,709
Canada	13,360	11,128

Total	$313,885	$307,837

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

	March 26, 2006	December 25, 2005
SEGMENT INFORMATION:
Total Assets
Frozen foods	$572,376	$565,266
Dry foods	1,266,234	1,069,811
Corporate	1,413	1,417

Total	$1,840,023	$1,636,494

GEOGRAPHIC INFORMATION
Long-lived assets
United States	$238,565	$219,070
Canada	32	31

Total	$238,597	$219,101

15.	Guarantor and Nonguarantor Statements

In connection with the Pinnacle Transaction and Aurora Merger described in Note 1 and as a part of the related financings, the Company issued $394 million of 8 1/4% senior subordinated notes ($200 million in November 2003 and $194 million in February 2004, collectively referred to as the “Notes”) in private placements pursuant to Rule 144A and Regulation S. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries.

The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of March 26, 2006 and December 25, 2005 and (b) the related consolidating statements of operations and cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiary for the three months ended March 26, 2006 and March 27, 2005.

(2)	Elimination entries necessary to consolidate the Company with its guarantor subsidiaries and nonguarantor subsidiary.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidated Balance Sheet

March 26, 2006

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$26	$10,987	$377	$—	$11,390
Accounts receivable, net	59,309	31,226	4,308	—	94,843
Intercompany accounts receivable	—	66,173	—	(66,173)	—
Inventories, net	115,764	77,784	4,837	—	198,385
Other current assets	4,615	1,294	42	—	5,951
Deferred tax assets	568	784	61	—	1,413

Total current assets	180,282	188,248	9,625	(66,173)	311,982
Plant assets, net	121,188	117,377	32	—	238,597
Investment in subsidiaries	341,472	(2,220)	—	(339,252)	—
Intercompany note receivable	111,684	—	—	(111,684)	—
Tradenames	720,026	106,156	—	—	826,182
Other assets, net	42,265	135	—	—	42,400
Goodwill	279,928	140,934	—	—	420,862

Total assets	$1,796,845	$550,630	$9,657	$(517,109)	$1,840,023

Current liabilities:
Current portion of long-term obligations	$1,440	$149	$—	$—	$1,589
Accounts payable	29,956	27,418	2,782	—	60,156
Intercompany accounts payable	59,969	—	6,204	(66,173)	—
Accrued trade marketing expense	18,490	12,955	2,329	—	33,774
Accrued liabilities	62,055	21,289	360	—	83,704
Accrued income taxes	149	971	200	—	1,320

Total current liabilities	172,059	62,782	11,875	(66,173)	180,543
Long-term debt	1,029,555	156	—	—	1,029,711
Intercompany note payable	—	111,684	—	(111,684)	—
Pension and other postretirement benefits	8,233	9,979	—	—	18,212
Other long-term liabilities	80	—	—	—	80
Deferred tax liabilities	195,098	24,557	2	—	219,657

Total liabilities	1,405,025	209,158	11,877	(177,857)	1,448,203
Commitments and contingencies	—	—	—	—	—
Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	571,140	347,448	935	(348,383)	571,140
Accumulated other comprehensive (loss) income	(3,767)	(3,767)	(3,767)	7,534	(3,767)
Carryover of Predecessor basis of net assets	(17,338)	—	—	—	(17,338)
(Accumulated deficit) retained earnings	(158,215)	(2,209)	612	1,597	(158,215)

Total shareholder’s equity	391,820	341,472	(2,220)	(339,252)	391,820

Total liabilities and shareholder’s equity	$1,796,845	$550,630	$9,657	$(517,109)	$1,840,023

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Balance Sheet

December 25, 2005

	Pinnacle Foods Group Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$69	$450	$—	$—	$519
Accounts receivable, net	43,618	28,206	4,431	—	76,255
Intercompany accounts receivable	—	53,879	—	(53,879)	—
Inventories, net	63,373	103,492	3,756	—	170,621
Other current assets	715	2,164	65	—	2,944
Deferred tax assets	598	758	61	—	1,417

Total current assets	108,373	188,949	8,313	(53,879)	251,756
Plant assets, net	99,598	119,472	31	—	219,101
Investment in subsidiaries	344,383	(2,366)	—	(342,017)	—
Intercompany note receivable	111,684	—	—	(111,684)	—
Tradenames	655,126	106,156	—	—	761,282
Other assets, net	44,701	141	—	—	44,842
Goodwill	218,579	140,934	—	—	359,513

Total assets	$1,582,444	$553,286	$8,344	$(507,580)	$1,636,494

Current liabilities:
Current portion of long-term obligations	$10	$143	$—	$—	$153
Notes payable	—	184	—	—	184
Accounts payable	24,698	32,151	4,916	—	61,765
Intercompany accounts payable	51,506	—	2,373	(53,879)	—
Accrued trade marketing expense	19,407	10,624	2,949	—	32,980
Accrued liabilities	51,560	19,571	328	—	71,459
Accrued income taxes	103	790	142	—	1,035

Total current liabilities	147,284	63,463	10,708	(53,879)	167,576
Long-term debt	888,126	185	—	—	888,311
Intercompany note payable	—	111,684	—	(111,684)	—
Pension and other postretirement benefits	851	10,048	—	—	10,899
Deferred tax liabilities	189,659	23,523	2	—	213,184

Total liabilities	1,225,920	208,903	10,710	(165,563)	1,279,970
Commitments and contingencies	—	—	—	—	—
Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	529,425	347,448	935	(348,383)	529,425
Accumulated other comprehensive loss	(3,768)	(3,768)	(3,768)	7,536	(3,768)
Carryover of Predecessor basis of net assets	(17,338)	—	—	—	(17,338)
(Accumulated deficit) retained earnings	(151,795)	703	467	(1,170)	(151,795)

Total shareholder’s equity	356,524	344,383	(2,366)	(342,017)	356,524

Total liabilities and shareholder’s equity	$1,582,444	$553,286	$8,344	$(507,580)	$1,636,494

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Operations

For the three months ended March 26, 2006

	Pinnacle Foods Group Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$183,568	$124,813	$13,360	$(7,856)	$313,885

Costs and expenses
Cost of products sold	138,413	112,034	11,130	(7,684)	253,893
Marketing and selling expenses	15,003	7,592	1,497	—	24,092
Administrative expenses	8,688	4,570	339	—	13,597
Research and development expenses	566	366	—	—	932
Intercompany royalties	—	—	31	(31)	—
Intercompany technical service fees	—	—	141	(141)	—
Other expense (income), net	1,674	36	—		1,710
Equity in loss (earnings) of investees	2,912	(145)	—	(2,767)	—

Total costs and expenses	167,256	124,453	13,138	(10,623)	294,224

Earnings before interest and taxes	16,312	360	222	2,767	19,661
Intercompany interest (income) expense	(2,196)	2,196	—	—
Interest expense	19,515	7	—	—	19,522
Interest income	—	131	8	—	139

(Loss) earnings before income taxes	(1,007)	(1,712)	230	2,767	278
Provision for income taxes	5,413	1,200	85	—	6,698

Net (loss) earnings	$(6,420)	$(2,912)	$145	$2,767	$(6,420)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Operations

For the three months ended March 27, 2005

	Pinnacle Foods Group Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$180,271	$122,909	$11,128	$(6,471)	$307,837

Costs and expenses
Cost of products sold	143,181	115,337	9,478	(6,229)	261,767
Marketing and selling expenses	21,023	9,194	733		30,950
Administrative expenses	7,257	4,822	289		12,368
Research and development expenses	627	414			1,041
Intercompany royalties	—	—	74	(74)
Intercompany technical service fees	—	—	168	(168)
Other expense (income), net	2,695	731			3,426
Equity in loss (earnings) of investees	10,871	(238)		(10,633)

Total costs and expenses	185,654	130,260	10,742	(17,104)	309,552

(Loss) earnings before interest and taxes	(5,383)	(7,351)	386	10,633	(1,715)
Intercompany interest (income) expense	(2,944)	2,942	2
Interest expense	14,249	5			14,254
Interest income	—	51	5		56

(Loss) earnings before income taxes	(16,688)	(10,247)	389	10,633	(15,913)
Provision for income taxes	5,740	624	151		6,515

Net (loss) earnings	$(22,428)	$(10,871)	$238	$10,633	$(22,428)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidated Statement of Cash Flows

For the three months ended March 26, 2006

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(6,420)	$(2,912)	$145	$2,767	$(6,420)
Non-cash charges (credits) to net earnings
Depreciation and amortization	5,434	3,849	3	—	9,286
Restructuring and impairment charge	—	—	—	—	—
Amortization of debt acquisition costs	1,290	—	—	—	1,290
Amortization of bond premium	(138)	—	—	—	(138)
Change in value of financial instruments	(168)	—	—	—	(168)
Stock based compensation charge	1,715	—	—	—	1,715
Equity in loss (earnings) of investees	2,912	(145)	—	(2,767)	—
Postretirement healthcare benefits	71	(69)	—	—	2
Pension expense	55	310	—	—	365
Other long-term liabilities	80	—	—	—	80
Deferred income taxes	5,469	1,008	—	—	6,477
Changes in working capital
Accounts receivable	(15,691)	(3,020)	123	—	(18,588)
Intercompany accounts receivable/payable	11,052	(14,883)	3,831	—	—
Inventories	(10,799)	25,708	(1,081)	—	13,828
Accrued trade marketing expense	(917)	2,330	(620)	—	793
Accounts payable	5,258	1,981	(2,134)	—	5,105
Accrued liabilities	9,741	1,590	90	—	11,421
Other current assets	(1,900)	3,296	187	—	1,583

Net cash provided by (used in) operating activities	7,044	19,043	544	—	26,631

Cash flows from investing activities
Payments for business acquisitions	(186,512)	—	—	—	(186,512)
Capital expenditures	(1,098)	(1,737)	(4)	—	(2,839)

Net cash used in investing activities	(187,610)	(1,737)	(4)	—	(189,351)

Cash flows from financing activities
Change in bank overdrafts	—	(6,550)	(163)	—	(6,713)
Repayment of capital lease obligations	(3)	(35)	—	—	(38)
Equity contribution	40,000	—	—	—	40,000
Debt acquisition costs	(2,474)	—	—	—	(2,474)
Proceeds from bank term loan	143,000	—	—	—	143,000
Repayments of notes payable	—	(184)	—	—	(184)

Net cash (used in) provided by financing activities	180,523	(6,769)	(163)	—	173,591

Effect of exchange rate changes on cash	—	—	—	—	—
Net change in cash and cash equivalents	(43)	10,537	377	—	10,871
Cash and cash equivalents - beginning of period	69	450	—	—	519

Cash and cash equivalents - end of period	$26	$10,987	$377	$—	$11,390

Supplemental disclosures of cash flow information:
Interest paid	$10,322	$—	$—	$—	$10,322
Interest received	—	131	8	—	139
Income taxes refunded (paid)	—	90	(30)	—	60
Non-cash investing activity:
Capital lease activity	—	(12)	—	—	(12)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Cash Flows

For the three months ended March 27, 2005

	Pinnacle Foods Group Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(22,428)	$(10,871)	$238	$10,633	$(22,428)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	4,751	3,878	2		8,631
Restructuring and impairment charge	1,502	—			1,502
Amortization of debt acquisition costs	1,307	—			1,307
Amortization of bond premium	(128)	—			(128)
Change in value of financial instruments	(4,368)	—			(4,368)
Equity in loss (earnings) of investees	10,871	(238)		(10,633)
Postretirement healthcare benefits	7	(69)			(62)
Pension expense		149			149
Deferred income taxes	5,679	554	—		6,233
Changes in working capital
Accounts receivable	(6,375)	(11,827)	(134)		(18,336)
Intercompany accounts receivable/payable	(20,035)	17,642	2,393
Inventories	12,828	25,150	(339)		37,639
Accrued trade marketing expense	9	6,280	302		6,591
Accounts payable	1,996	(14,566)	(362)		(12,932)
Accrued liabilities	20,333	(2,239)	271		18,365
Other current assets	(4,323)	7,179	(501)		2,355

Net cash provided by (used in) operating activities	1,626	21,022	1,870	—	24,518

Cash flows from investing activities
Capital expenditures	(1,657)	(1,570)	—		(3,227)
Pinnacle merger consideration	1,595	—			1,595

Net cash used in investing activities	(62)	(1,570)	—	—	(1,632)

Cash flows from financing activities
Change in bank overdrafts		(308)			(308)
Repayment of capital lease obligations	(1)	(29)			(30)
Debt acquisition costs	(34)	—			(34)
Proceeds from notes payable borrowings	30,000	—			30,000
Repayments of notes payable	(30,000)	—			(30,000)
Repayments of long term obligations	(1,362)	—			(1,362)

Net cash (used in) provided by financing activities	(1,397)	(337)	—	—	(1,734)

Effect of exchange rate changes on cash	—	—	—	—	—
Net change in cash and cash equivalents	167	19,115	1,870	—	21,152
Cash and cash equivalents - beginning of period	490	1,745			2,235

Cash and cash equivalents - end of period	$657	$20,860	$1,870	$—	$23,387

Supplemental disclosures of cash flow information:
Interest paid	$5,311	$—	$—	$—	$5,311
Interest received	—	51	5	—	56
Income taxes refunded (paid)	—	748	(89)	—	659

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions, except where noted)

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. You should read this analysis in conjunction with the consolidated financial statements and accompanying footnotes. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this quarterly report on Form 10-Q, the words “estimates,” “expects,” “contemplates”, “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materiality from what is expressed in or indicated by the forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this quarterly report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under “Item 1A. Risk Factors” in our annual report on Form 10-K, other matters discussed from time to time in subsequent filings with the Securities and Exchange Commission, and the following risks, uncertainties and factors:

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

All forward-looking statements in this Form 10-Q apply only as of the date of this quarterly report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this quarterly report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

We are a leading producer, marketer and distributor of high quality, branded food products, the results of which are managed and reported in two operating segments: frozen foods and dry foods. The frozen foods segment consists of the following: frozen dinners (Swanson, Hungry-Man), frozen seafood (Van de Kamp’s, Mrs. Paul’s), frozen breakfast (Aunt Jemima), bagels (Lenders), and other frozen products (Celeste, Chef’s Choice). The dry foods segment consists of the following product lines: condiments (Vlasic, Open Pit), baking (Duncan Hines), syrup (Mrs. Butterworth’s and Log Cabin), and canned meat (Armour).

As described in Note 1 to the Consolidated Financial Statements, there was a merger (the “Pinnacle Transaction”) and change of control on November 25, 2003. Also, on March 19, 2004, in connection with the comprehensive restructuring of Aurora Foods Inc., the “Aurora Merger” resulted in the merger of Pinnacle and Aurora, with Pinnacle as the accounting acquiror.

As described in Note 3 to the Consolidated Financial Statements, on March 1, 2006, the Company acquired certain assets and assumed certain liabilities of the food products business (the “Armour Business”) of The Dial Corporation for $183 million in cash. The acquisition of the Armour Business is expected to complement the Company’s existing product lines that together will provide growth opportunities and scale. The Armour Business is a leading manufacturer, distributor and marketer of products in the $1.4 billion canned meats category. For the year ended December 31, 2005, the Armour Business had net sales of approximately $225 million. All of the products are produced at the manufacturing facility located in Ft. Madison, Iowa, which was acquired in the transaction. Products are sold under the Armour brand name as well as private-label and certain co-pack arrangements. The Armour Business offers products in eleven of the fifteen segments within the canned meat category, including Vienna sausage, potted meat, and sliced dried beef. The consolidated financial statements include the results of operation of the Armour Business from the date of acquisition.

In November 2003, we entered into a $675.0 million credit agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available in connection with the Pinnacle Transaction and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger. Concurrently with the acquisition of the Armour Business but effective as of February 14, 2006, the Company entered into an Amendment No. 4 and Agreement to the existing senior secured credit facilities. Among other things, and subject to certain conditions, the amendment approved the acquisition and provided for the making of $143.0 million of additional tack-on term loans to fund a portion of the acquisition. The senior secured credit facilities also provide for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolving credit facility as of March 26, 2006 and December 25, 2005.

Additionally, in November 2003 and February 2004, we issued $200 million and $194 million, respectively, 8 1/4% senior subordinated notes. The terms of the November 2003 and February 2004 notes are the same and are issued under the same indenture.

During the three months ended March 26, 2006 and March 27, 2005, our earnings (loss) before interest and taxes were negatively impacted by certain items. These items included:

•	The first quarter of 2005 and 2006 were impacted by plant consolidation costs related the closing the Omaha, Nebraska and Erie, Pennsylvania production facilities as well as the shutdown of a production line in our Mattoon, Illinois production facility. These costs, which were part of our plan of consolidating and streamlining production activities after the Aurora Merger, are discussed below under the heading “Plant Consolidation.”

•	In the first quarter of 2006, we recorded a charge of $2,028 related to the flow through of the increase in the fair market value of inventory acquired in the Armour Business.

•	In the first quarter of 2006, we recorded non-cash equity compensation of $1,415 for certain ownership units of Crunch Equity Holdings, LLC issued to CDM Investor Group LLC, which is controlled by certain members of PFGI’s management.

•	In the first quarter of 2006, we recorded non-cash equity compensation of $300 related to stock options granted to employees of PFGI and accounted for in accordance with SFAS 123(R), “Share-Based Payment (Revised 2004)”, which was adopted at the start of fiscal 2006.

Additionally, in the continuing effort to revitalize our brands, we introduced several new products during the first quarter of 2005 and incurred a substantially higher level of slotting expenses and a higher level of coupon expenses. These high levels of expense did not continue throughout the remainder of 2005. In the first quarter of 2006, our product introductions were significantly less than the prior year and consequently our slotting and coupon expense was less. Both slotting and coupon expenses are deducted from shipments (as discussed below) in arriving at net sales in our Consolidated Statement of Operations.

As discussed in the Liquidity and Capital Resources section below, our senior secured credit facilities contain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio, and a maximum capital expenditure limitation. We have been in compliance with these covenants since the senior credit agreement permanent amendment and waiver became effective on November 19, 2004 as discussed in the Liquidity and Capital Resources section below. Based upon management’s current estimates, we believe we will continue to meet the financial covenants set forth in the senior credit agreement amendment and, as such, will maintain compliance with these covenant requirements for at least the next 12 months. However, in the event that we do not meet these financial covenants, it could result in a breach, which, if we are unable to obtain a waiver, may result in a default under the senior secured credit facilities, which in turn could trigger default under our 8  1/4% senior subordinated notes. Factors that could influence our ability to meet these financial covenants include (i) lower demand for our products, (ii) higher than anticipated trade and consumer coupon spending, and (iii) higher freight and distribution costs than those which we experienced over the past twelve months.

We have substantially completed the acquisition integration and achieved cost savings through the Aurora Merger and we are currently working on integrating the Armour Business. Through the Aurora Merger and the acquisition of the Armour Business, we have enhanced our existing product offerings and launched dozens of new offerings. Our focused strategy remains the same and includes:

•	capitalize on our diversified product portfolio;

•	leverage our brand names for share leadership;

•	expand the foodservice and private label businesses;

•	expand the Vlasic and Duncan Hines brands in Canada;

•	continue to achieve significant productivity improvements; and

•	complete the integration and execute on our synergy opportunities.

Plant Consolidations

Omaha, Nebraska Production Facility

During the three months ended March 26, 2006 and March 27, 2005, we recorded restructuring charges totaling $0.1 million and $0.7 million pertaining to our decision to permanently close the Omaha, Nebraska production facility. Charges from the date of the announced closing in April 2004 total $17.0 million. These charges are recorded as a component of Other expense (income), net in the consolidated statement of operations. The closure was part of our plan of consolidating and streamlining production activities after the Aurora Merger. These charges were recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits”, SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In determining such charges, we made certain estimates and judgments surrounding the amounts ultimately to be paid and received for the actions we have taken.

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

The severance costs, which include continuation of employee benefits for salaried employees, total $2.6 million. As of March 26, 2006, all of the severance costs have been paid.

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

Erie, Pennsylvania Production Facility

During the three months ended March 26, 2006 and March 27, 2005, we recorded restructuring charges totaling $0.4 million and $0.6 pertaining to our decision to permanently close the Erie, Pennsylvania production facility. Charges from the date of the announced closing in April 2005 total $6.3 million. Production has been completed at the facility, which is currently being prepared for sale. The charges are recorded as a component of Other expense (income), net in the consolidated statement of operations. The closure was part of our continuing plan to streamline production activities. These charges were recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In determining such charges, we made certain estimates and judgments surrounding the amounts ultimately to be paid and received for the actions we have taken.

Production from the Erie plant, which manufactures Mrs. Paul’s and Van de Kamp’s frozen seafood products and Aunt Jemima frozen breakfast products, has been relocated primarily to our Jackson, Tennessee production facility. Activities related to the closure of the plant are expected to be completed in 2006 and will result in the elimination of approximately 290 positions. Employee termination activities commenced in July 2005 and were substantially completed by the end of the first quarter of 2006.

In order to estimate the costs related to our restructuring efforts, management made its best estimates of the most likely expected outcomes of the significant activities to accomplish the restructuring. These estimates principally related to charges for employee severance and related costs to be paid and other plant shutdown and relocation costs. The employee related costs, which include severance and other benefits, total $0.9 million. As of March 26, 2006, $0.8 million has been paid.

The estimated costs associated with transferring certain assets to the Jackson facility along with estimates of the costs necessary to shut down the Erie facility are included in other restructuring costs as they are incurred. We anticipate that costs through completion of the program will approximate $5.6 million. Through March 26, 2006, $5.4 million has been expended. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, proceeds received from the sale of the land and equipment will depend on our success in negotiating with buyers and the current real estate market in Erie. We will review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes in estimates to our restructuring obligations in our consolidated financial statements for such quarter based on management’s then-current estimates.

Mattoon, Illinois Production Facility

On April 21, 2005, we made and announced our decision effective May 9, 2005 to shut down a bagel production line at our Mattoon, Illinois facility, which produces our Lender’s Bagels. In connection with the shutdown of the production line, we terminated 28 full-time and 7 part-time employees. A portion of the assets that were used in the bagel line have been utilized in other of our production areas. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, we recorded a non-cash charge of $0.9 million related to the asset impairment of the bagel line, which has been recorded as a component of Other expense (income), net in the consolidated statement of operations for the three months ended March 27, 2005.

As of March 26, 2006, we had an accrued restructuring liability of $0.7 million, of which $0.2 million related to the Omaha plant shutdown, $0.2 million related to the Erie plant shutdown and the balance related to severance costs from the Aurora Merger. We expect all of these costs to be paid during the second and third quarters of 2006.

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

The following table reconciles shipments to net sales for the consolidated company, the frozen foods segment and the dry foods segment for three months ended March 26, 2006 and March 27, 2005

For the three months ended,

	Consolidated		Frozen Foods		Dry Foods
	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005
Shipments	$435.4	$464.0	$245.1	$271.5	$190.3	$192.5
Less: Aggregate trade marketing and consumer coupon redemption expenses	108.9	124.1	58.9	75.6	50.0	48.5
Less: Slotting expense	12.6	32.1	8.8	14.6	3.8	17.5

Net sales	$313.9	$307.8	$177.4	$181.3	$136.5	$126.5

Consolidated statements of operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales. In accordance with GAAP, the results for the three months ended March 26, 2006 only include the results of operations of the Armour businesses from the date of acquisition, March 1, 2006, through the end of the period.

	Three months ended
	March 26, 2006		March 27, 2005
Net sales	$313.9	100.0%	$307.8	100.0%
Costs and expenses
Cost of products sold	253.9	80.9%	261.8	85.1%
Marketing and selling expenses	24.1	7.7%	30.9	10.0%
Administrative expenses	13.6	4.3%	12.4	4.0%
Research and development expenses	0.9	0.3%	1.0	0.3%
Other expense (income), net	1.7	0.5%	3.4	1.1%

Total costs and expenses	$294.2	93.7%	$309.5	100.6%

Earnings (loss) before interest and taxes	$19.7	6.3%	$(1.7)	-0.6%

	Three months ended
	March 26, 2006	March 27, 2005
Net sales
Frozen foods	$177.4	$181.3
Dry foods	136.5	126.5

Total	$313.9	$307.8

Earnings (loss) before interest and taxes
Frozen foods	$6.6	$(4.6)
Dry foods	18.3	7.8
Unallocated corporate expenses	(5.2)	(4.9)

Total	$19.7	$(1.7)

Depreciation and amortization
Frozen foods	$5.6	$5.1
Dry foods	3.7	3.5

Total	$9.3	$8.6

Three months ended March 26, 2006 compared to three months ended March 27, 2005

Net sales. Shipments in the three months ended March 26, 2006 were $435.4 million, a decrease of $28.6 million, compared to shipments in the three months ended March 27, 2005 of $464.0 million. Offsetting the total decrease was $15.3 million of increased shipments related to the Armour acquisition. All other businesses were down $43.9 million. Net sales in the three months ended March 26, 2006 were $313.9 million, an increase of $6.1 million, compared to net sales in the three months ended March 27, 2005 of $307.8 million. The Armour acquisition resulted in $13.3 million of increased net sales. All other businesses were down $7.2 million. Net sales were impacted by reduced new product launch activity and the relating slotting expense, which decreased by $19.5 million.

Frozen foods: Shipments in the three months ended March 26, 2006 were $245.1 million, a decrease of $26.4 million. The change was driven by a $32.8 million decrease in the Seafood business sales, resulting from finished product supply issues attributed to the delayed start up of a new production line. Excluding the impact of the Seafood business, our Frozen shipments were up $3.2 million or 1.5% versus the three months ended March 27, 2005. Aggregate trade and consumer coupon redemption expenses decreased $22.5 million, the result of lower trade and new product launch activity in 2006. As a result, frozen foods net sales decreased $3.9 million, again resulting from sales declines in the Seafood business. Excluding the impact of the Seafood business, our Frozen net sales were up $1.9 million or 1.3% versus the three months ended March 27, 2005.

Dry foods: Shipments in the three months ended March 26, 2006 were $190.3 million, a decrease of $2.2 million. Offsetting the total decrease was $15.3 million of increased shipments related to the Armour acquisition. The decrease in our remaining businesses was due to declines in our pickle product line and Duncan Hines product line sales, resulting from the shift in timing of seasonal Easter sales in 2006 versus 2005. Aggregate trade and consumer coupon redemption expenses decreased $12.2 million, the result of reduced new product launch activity and the relating slotting expense. As a result, dry foods net sales increased $10.0 million, of which $13.3 million of the increase resulted from the sales of products related to the acquisition of the Armour business. The net sales of the remaining businesses decreased $3.3 million, or 2.6%, for the three months ended March 26, 2006.

Cost of products sold. Our cost of products sold was $253.9 million, or 80.9% of net sales in the three months ended March 26, 2006, versus cost of products sold of $261.8 million, or 85.1% of net sales in the three months ended March 27, 2005, a 4.1 percentage point improvement. The products acquired in the Armour business resulted in an additional $12.8 million of cost of products sold in the three months ended March 26, 2006, including additional costs of $2.0 million related to post-acquisition sales of inventories written up to fair value at the date of the Armour acquisition. The principal driver of the improved cost of product sold as a percent of net sales was a decline in aggregate trade (including the slotting mentioned above) and consumer coupon redemption expenses that are classified as reductions to net sales. The change in these costs accounted for 7.0 percentage points of the improvement, but unfavorable mix of products sold, resulting from reduced sales of higher margin products, as well as higher freight costs related to higher energy costs, partially offset this positive change.

Marketing and selling expenses. Marketing and selling expenses were $24.1 million, or 7.7% of net sales, in the three months ended March 26, 2006 compared to $30.9 million, or 10.0% of net sales, in the three months ended March 27, 2005. The acquisition of the Armour business contributed $0.4 million of an increase for the three months ended March 26, 2006. The balance of the change was due to lower advertising expense of $8.1 million, primarily in our Seafood and Duncan Hines businesses, which was the result of reduced new product introductions.

Administrative expenses. Administrative expenses were $13.6 million in the three months ended March 26, 2006 compared to $12.4 million in the three months ended March 27, 2005. The acquisition of the Armour business contributed $0.4 million of an increase for the three months ended March 26, 2006. Included in administrative expenses for the three months ended March 26, 2006 was $1.4 million for the non-cash stock compensation charge related to the ownership units of LLC issued to CDM in connection with the acquisition of the Armour Business. Included in administrative expenses for the three months ended March 27, 2005 was approximately $0.8 million of higher bad debt expense, principally driven by the February 2005 provision resulting from the bankruptcy of one of our customers.

Research and development expenses. Research and development expenses were $0.9 million, or 0.3% of net sales, in the three months ended March 26, 2006 compared with $1.0 million, or 0.3% of net sales, in the three months ended March 27, 2005.

Other expense (income), net. Other expense was $1.7 million in the three months ended March 26, 2006 as compared to $3.4 million in the three months ended March 27, 2005. For the three months ended March 26, 2006, restructuring charges totaled $0.5 million and consisted of $0.4 million of costs related to the closure of our Erie, Pennsylvania frozen food facility, and $0.1 million of plant consolidation expense related to the closure of our Omaha, Nebraska frozen food facility, all of which are discussed above under Plant Consolidation. For the three months ended March 27, 2005, restructuring and impairment charges totaled $2.2 million and consisted of $0.6 million of costs related to the closure of our Erie, Pennsylvania frozen food facility, a $0.9 million asset impairment for the shutdown of a production line at our Mattoon, Illinois facility, and $0.7 million of plant consolidation expense related to the closure of our Omaha, Nebraska frozen food facility. In addition, $1.2 million of amortization expense was incurred in both the three months ended March 26, 2006 and the three months ended March 27, 2005.

Earnings (loss) before interest and taxes. Earnings (loss) before interest and taxes (EBIT) increased $21.4 million to $19.7 million in the three months ended March 26, 2006 from a loss of $1.7 million in EBIT in the three months ended March 27, 2005. This increase resulted from a $11.2 million increase in frozen foods EBIT, a $10.5 million increase in dry foods EBIT, and a $0.3 million increase in unallocated corporate expenses.

Frozen foods: Frozen foods EBIT increased by $11.2 million in the three months ended March 26, 2006. In 2006, we recorded $0.6 million of accelerated depreciation expense and a charge of $0.4 million related to the plant consolidation expense from the closure of the Erie, Pennsylvania frozen foods facility. In 2005, we recorded $1.3 million related to the plant consolidation expense from the closure of the Omaha, Nebraska ($0.7 million) and Erie, Pennsylvania ($0.6 million) frozen foods facilities, and a $0.9 million asset impairment write down for the shutdown of a production line at our Mattoon, Illinois facility. The balance of our frozen foods EBIT increased $9.0 million, principally driven by $23.6 million lower marketing spending in the first quarter of 2006, mainly in slotting and trade promotions and consumer coupon redemption expense, which are recorded as reductions from net sales, and lower advertising expense. Somewhat offsetting the declines in marketing spending, was the unfavorable impact of lower sales volumes and the unfavorable mix impact of a shift to lower margin product sales.

Dry foods: Dry foods EBIT increased $10.5 million in the three months ended March 26, 2006 and included a $0.3 million loss related to the acquisition of the Armour business. The Armour results include the impact of the $2.0 million charge recorded in the three months ended March 26, 2006 related to post-acquisition sales of inventories written up to fair value at the date of the acquisition. The balance of the dry foods EBIT increased $10.5 million, principally driven by $10.9 million lower marketing spending in the first quarter of 2006, mainly in slotting and consumer coupon redemption expense, which are recorded as reductions from net sales. Somewhat offsetting the declines in marketing spending was the unfavorable impact of lower sales volumes and the unfavorable mix impact of a shift to lower margin product sales.

Interest expense, net. Interest expense, net was $19.4 million in the three months ended March 26, 2006, compared to $14.2 million in the three months ended March 27, 2005. Included in the interest expense, net, amount was $0.5 million and $4.0 million for the three months ended March 26, 2006 and the three months ended March 27, 2005 respectively, recorded from gains on interest rate swap agreements. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense.

Provision for income taxes. The effective tax rate was 2409.4% in the three months ended March 26, 2006, compared to negative 40.9% in the three months ended March 27, 2005. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the three month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

Under Internal Revenue Code Section 382, Aurora is a loss corporation. Section 382 of the Code places limitations on our ability to use Aurora’s net operating loss carry forward to offset our income. The annual net operating loss limitation is approximately $13-15 million subject to other rules and restrictions.

Seasonality

We experience seasonality in our sales and cash flows. Sales of pickles, relishes and barbecue sauces tend to be higher in the spring and summer months and demand for Duncan Hines products tend to be higher around the Easter, Thanksgiving and Christmas holidays. We pack the majority of our pickles during a season extending from May through September and also increase our Duncan Hines inventories at that time in advance of the selling season. As a result, our inventory levels are higher during August, September and October, and thus we require more working capital during those months. We are a seasonal net user of cash in the third quarter of the calendar year, which may require us to draw on the revolving credit commitments under our senior secured credit facilities.

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

Statements of cash flows for the three months ended March 26, 2006 compared to March 27, 2005

Net cash provided by operating activities was $26.6 million and $24.5 million for the three months ended March 26, 2006 and March 27, 2005, respectively. Net cash provided by operating activities during the three months ended March 26, 2006 was the result of a decrease in working capital of $14.1 million, which included a $13.8 million decrease in inventory that was a result of the sell down of the seasonal build from December 2005 as well as a $11.4 million increase in accrued liabilities. The increase in accrued liabilities primarily relates to higher accrued interest on our senior subordinated notes as interest is payable on December 1st and June 1st. The cash provided by the reduction in inventory levels and increase in accrued liabilities were offset by an $18.6 million increase in accounts receivable, representing higher sales levels. Net cash provided by operating activities during the three months ended March 27, 2005 was principally the result of a decrease in working capital, which included a $37.6 million decrease in inventory that was a result of the sell down of the seasonal build from December 2004 as well as an $18.4 million increase in accrued liabilities. The increase in accrued liabilities primarily relates to higher accrued interest on our senior subordinated notes. The cash provided by the reduction in inventory levels and increase in accrued liabilities were offset by a $18.3 million increase in accounts receivable, representing higher sales levels, and a $12.9 million decrease in accounts payable.

Net cash used in investing activities was $189.4 million and $1.6 million for the three months ended March 26, 2006 and March 27, 2005, respectively. Net cash used in investing activities during the three months ended March 26, 2006 includes $186.5 million for consideration paid for the Armour Business and $2.9 million for capital expenditures. Net cash used in investing activities during the three months ended March 27, 2005 includes $3.2 million for capital expenditures less $1.6 million received from the settlement of the working capital adjustment from the Pinnacle Transaction.

Net cash provided by financing activities was $173.6 million during the three months ended March 26, 2006, which principally included proceeds to fund the acquisition of the Armour Business. These proceeds included $143.0 million in proceeds from the senior credit facility and $40.0 million in equity contributions. These proceeds were offset by $2.5 million in debt acquisition costs, $6.7 million decline in bank overdrafts and $0.2 million payment of capital lease obligations and notes payable. Net cash used by financing activities was $1.7 million for the three months ended March 27, 2005. The usage was driven by the scheduled quarterly payments of our senior term loan credit facility of $1.4 million and a $0.3 million decline in bank overdrafts.

The net of all activities resulted in an increase in cash of $10.9 million and $21.2 million during the three months ended March 26, 2006 and March 27, 2005, respectively.

Debt

In November 2003, the Company entered into a $675.0 million Credit Agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party of JPMP) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger on March 19, 2004. Concurrently with the acquisition of the Armour Business but effective as of February 14, 2006, the Company entered into an Amendment No. 4 and Agreement to the existing senior secured credit facilities ( “Amendment No. 4”). Among other things, and subject to certain conditions, Amendment No. 4 approved the acquisition and provided for the making of $143.0 million of additional tack-on term loans to fund a portion of the acquisition. The term loan matures November 25, 2010. The senior secured credit facility also provides for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger on March 19, 2004. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolver as of December 25, 2005 and March 26, 2006.

There was no related party debt as of December 25, 2005 and March 26, 2006.

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

The applicable margins with respect to our term loan facility and our revolving credit facility will vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on our leverage ratio as defined in our senior secured credit facilities. The applicable margin with respect to the term loan facility and the revolving credit facility, which was adjusted in connection with the November 19, 2004 amendment discussed below, is currently:

•	In the case of base rate loans: 2.25% for the term loan and 2.25% for the revolving credit facility.

•	In the case of Eurodollar loans: 3.25% for the term loan and 3.25% for the revolving credit facility.

The range of margins for the revolving credit facility is:

•	In the case of base rate loans: 1.75% to 2.25%.

•	In the case of Eurodollar loans: 2.75% to 3.25%.

A commitment fee of 0.50% per annum applies to the unused portion of the revolving loan facility. For the three months ended March 26, 2006, the weighted average interest rate on the term loan was 7.74% and on the revolving credit facility was 9.62%. As of March 26, 2006, the Eurodollar interest rate on the term loan facility was 7.88% and the commitment fee on the undrawn revolving credit facility was 0.50%. For the three months ended March 27, 2005, the weighted average interest rate on the term loan was 5.72% and on the revolving credit facility was 6.25%. As of March 27, 2005, the Eurodollar interest rate on the term loan facility was 5.82% and the commitment fee on the undrawn revolving credit facility was 0.50%.

The term loan facility matures in quarterly installments from June 30, 2006 through December 31, 2009, with the remaining balance due in 2010 and the revolving credit facility terminates on November 25, 2009. The aggregate maturities of the term loan outstanding as of March 26, 2006 are: $1.1 million in the remainder of 2006, $1.1 million in 2007, $1.4 million in 2008, $1.4 million in 2009 and $626.2 million in 2010.

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

We pay a commission on the face amount of all outstanding letters of credit drawn under the senior secured credit facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. We also pay a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities cannot exceed $40 million. As of December 25, 2005 and March 26, 2006, we had utilized $11.5 million and $6.9 million, respectively, of the revolving credit facility for letters of credit. Of the $130 million revolving credit facility available, as of December 25, 2005 and March 26, 2006, we had an unused balance of $118.5 million and $123.1 million, respectively, available for future borrowings and letters of credit, of which a maximum of $28.5 million and $33.1 million, respectively, may be used for letters of credit.

In November 2003 and February 2004, the Company issued $200.0 million and $194.0 million, respectively, 8 1/4% senior subordinated notes. The February 2004 notes resulted in gross proceeds of $201.0 million, including premium. The terms of the February 2004 notes are the same as the November 2003 notes and are issued under the same indenture. The notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries.

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

If a change of control occurs (as defined in the indenture pursuant to which the notes were issued), and unless we have exercised our right to redeem all of the notes as described above, the note holders will have the right to require the Company to repurchase all or a portion of the notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

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

Our senior secured credit facilities and the notes contain a number of covenants that, among other things, limit, subject to certain exceptions, our ability to incur additional liens and indebtedness, make capital expenditures, engage in certain transactions with affiliates, repay other indebtedness (including the notes), make certain distributions, make acquisitions and investments, loans or advances, engage in mergers or consolidations, liquidations and dissolutions and joint ventures, sell assets, make dividends, amend certain material agreements governing our indebtedness, enter into guarantees and other contingent obligations and other matters customarily restricted in similar agreements. In addition to scheduled periodic repayments, we are also required to make mandatory repayments of the loans under the senior secured credit facilities with a portion of its excess cash flow, as defined. Due to voluntary prepayments of the term loan made by the Company in 2005, the Company was not required to make any mandatory prepayments for 2005. In addition, our senior secured credit facilities contain, among others, the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditure limitation. See the discussion below regarding the amendment to the senior credit agreement where these covenants have been adjusted.

In connection with Amendment No. 4, discussed above, the senior secured credit facilities were also changed in other respects, including: (a) the leverage ratio calculations have been adjusted such that the amount of indebtedness used in such calculations is no longer subject to averaging and is reduced by certain cash and cash equivalents, (b) the leverage ratio threshold for the quarter ending on or about March 31, 2006 has been changed from 5.00 to 1.00 to 5.25 to 1.00, and (c) under certain circumstances, Pinnacle may be able to use equity contributions to cure financial covenant defaults, if any, that may occur in the future under the senior secured credit facilities.

On September 14, 2004, the Company was first in default under its senior credit agreement. The defaults arose due to (i) failure to furnish on a timely basis the Company’s audited financial statements for the fiscal year ended July 31, 2004, the Company’s annual budget for fiscal year 2005 and other related deliverables and (ii) failure to comply with the maximum total leverage ratio for the period ended October 31, 2004. On November 19, 2004 the Company received required lender approval to permanently waive the defaults mentioned above and amend the financial covenants for future reporting periods.

The terms of the permanent amendment and waiver include among other items, an 50 basis point increase to the applicable margin (described above), the addition of a new senior covenant leverage ratio through December 2005, amendment of the interest expense coverage ratio through December 2005, suspension of the maximum total leverage ratio until March 2006, and certain limitations, restrictions and additional reporting requirements during the amendment period which ends on the second business day following the date on which the Company delivers to the Administrative Agent financial statements for the fiscal quarter ending March 2006.

As of March 26, 2006, the Company was in compliance with the amended and added covenants as discussed above. Based on current estimates, we believe that the Company will meet the financial targets set forth above and, as such, will maintain compliance with debt covenant requirements for at least the next 12 months. We are in preliminary discussions with the lenders of our senior secured credit facilities concerning the renegotiation of certain terms of the senior secured credit facilities, including reductions in the applicable margin for base rate loans and Eurodollar loans, as discussed above.

INFLATION

Prior to 2005, inflation has not had a significant effect on us as we have been successful in mitigating the effects of inflation with aggressive cost reduction and productivity programs. In 2005 and 2006, we experienced higher energy and commodity costs in production and higher fuel surcharges for product delivery. Although we have no such expectation, severe increases in inflation, however, could affect the North American economies and could have an adverse impact on our business, financial condition and results of operations.

SIGNIFICANT ACCOUNTING ESTIMATES

The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. The significant accounting policies of the Company are described in Note 2 to the Consolidated Financial Statements and the significant accounting estimates are described in Management’s Discussion and Analysis included in the 2005 Annual Report on Form 10-K. Other than the accounting for stock-based compensation, which is discussed below, there have been no other changes in the Company’s accounting policies in the current period that had a material impact on the Company’s consolidated financial condition or results of operations.

Stock-based Compensation

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the three months ended March 26, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). Stock-based compensation expense related to employee stock options for the three months ended March 26, 2006 as a result of adopting SFAS 123(R) was $300, $298 net of tax. In addition, we recorded $1,415 (with no related tax impact) for stock-based compensation expense for the three months ended March 26, 2006 for certain ownership units of LLC that were issued to CDM, which is controlled by certain members of PFGI’s management (see discussion below). There was no stock-based compensation expense recognized during the three months ended March 27, 2005.

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense using the straight-line method over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statement of Operations, other than as related to certain ownership units of LLC that were issued to CDM Investor Group LLC.

We continue to use the lattice-binomial option-pricing model (“lattice-binomial model”) as its method of valuation for stock-based awards, which was previously used for our pro forma information required under SFAS 123. Since our stock is not publicly traded, the determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is based upon estimates of enterprise value as well as assumptions regarding a number of highly complex and subjective variables. The estimated enterprise value is based upon forecasted cash flows for six years plus a terminal year and an assumed discount rate. The other variables used to determine fair value of stock-based payment awards include, but are not limited to the expected stock price volatility of a group of industry comparable companies over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

We have entered into interest rate swap agreements with counterparties, including JP Morgan Chase Bank (a related party), to effectively change a portion of the floating rate payments on our senior secured credit facility into fixed rate payments. As of December 25, 2005 and March 26, 2006, one swap agreement remains outstanding, which terminates on January 2, 2007 and has a notional amount of $250.0 million. Interest payments determined under the swap agreement are based on the notional amounts. Floating interest rate payments to be received under each swap are based on U.S. Dollar LIBOR, which is the same basis for determining the floating rate payments on the senior secured credit facility. The fixed interest rate payment that we will pay under the swap agreements is 3.75%.

The swap was not designated as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of December 25, 2005 and March 26, 2006, the fair value of the interest rate swap contract was a gain of $2.4 million and $2.9 million, respectively. The interest rate swap contract was recorded in Other assets in the Consolidated Balance Sheet as of December 25, 2005 and in Other current assets in the Consolidated Balance Sheet as of March 26, 2006. During the three months ended March 26, 2006, we recognized a non-cash a gain on the interest rate swaps of $0.5 million, which is recorded as a decrease to interest expense in the Consolidated Statement of Operations. During the three months ended March 27, 2005, we recorded gains on the then outstanding interest rate swaps totaling $4.0 million, of which $3.8 million was the non-cash increase in value and $0.2 million was in realized in cash. The gains were recorded as a decrease to interest expense in the Consolidated Statement of Operations.

We have entered into various natural gas swap transactions with JP Morgan Chase Bank (a related party) to lower our exposure to the price of natural gas. As of March 26, 2006, the trades in effect mature from April through December 2006 and have various notional quantities of MMBTU’s per month. We will pay a fixed price ranging from $9.04 to $10.95 per MMBTU, with settlements monthly. These swaps were not designed as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 25, 2005 and March 26, 2006, the fair value of the natural gas swap contracts was a gain of less than $0.1 million and a loss of $0.4 million, respectively, which is recorded in Other current assets (as of December 25, 2005) and Accrued liabilities (as of March 26, 2006) in the Consolidated Balance Sheet. During the three months ended March 26, 2006, we recorded losses on the outstanding natural gas swaps totaling $0.8 million, of which $0.4 million was the non-cash decrease in value and $0.4 million was realized in cash. The losses were recorded as a component of cost of products sold in the Consolidated Statement of Operations. During the three months ended March 27, 2005, we recorded gains on the then outstanding natural gas swaps totaling $0.2 million, of which $0.3 million was the non-cash increase in value that was offset by $0.1 million in losses realized in cash. The net gain was recorded as a component of cost of products sold in the Consolidated Statement of Operations.

We have entered into various foreign currency exchange transactions with JP Morgan Chase Bank (a related party) to lower our exposure to the exchange rates between the U.S. and Canadian dollar. Each agreement is based upon a notional amount in Canadian dollars, which is expected to approximate a portion of the amount of our Canadian subsidiary’s U.S. dollar denominated purchases for the month. The trades outstanding as of March 26, 2006 run through December 2006. We will pay a fixed exchange rate of 1.1673 Canadian dollars per U.S. dollar, with settlements monthly. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 25, 2005 and March 26, 2006, the fair value of the foreign currency exchange contracts was a loss of $0.3 million and $0.2 million, respectively, which is recorded in Accrued liabilities in the Consolidated Balance Sheet. During the three months ended March 26, 2006, we recorded non-cash gains on the outstanding foreign currency exchange contracts totaling $0.1 million. The gains were recorded as a component of cost of products sold in the Consolidated Statement of Operations. During the three months ended March 27, 2005, we recorded gains on the then outstanding natural gas swaps totaling $0.1 million, of which $0.1 million was the non-cash increase in value and less than $0.1 million was realized in cash. The net gain was recorded as a component of cost of products sold in the Consolidated Statement of Operations.

We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. The contract value of the outstanding standby letter of credit as of December 25, 2005 and March 26, 2006 was $7.2 million and $6.9 million, respectively, which approximates fair value. As of December 25, 2005, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $4.3 million, which approximates fair value. As of March 26, 2006, we did not utilize any letters of credit in connection with the purchase of raw materials.

We are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A” rated by Moody’s and Standard & Poor’s. Accordingly, we do not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The estimated fair value of the senior secured credit facilities bank debt and the 8  1/4% senior subordinated notes that are classified as long term debt on the Consolidated Balance Sheet at March 26, 2006, was approximately its carrying value.

RAW MATERIALS, INGREDIENTS, PACKAGING AND PRODUCTION COSTS

We purchase agricultural products, meat, poultry, other raw materials and packaging supplies from growers, commodity processors, other food companies and packaging manufacturers using a combination of purchase orders and various short- and long-term supply arrangements.

We have entered into various natural gas swap transactions with JP Morgan Chase Bank (a related party) to lower our exposure to the price of natural gas. As of March 26, 2006, the trades in effect mature from April through December 2006 and have various notional quantities of MMBTU’s per month. We will pay a fixed price ranging from $9.04 to $10.95 per MMBTU, with settlements monthly. These swaps were not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 25, 2005 and March 26, 2006, the fair value of the natural gas swap contracts was a gain of less than $0.1 million and a loss of $0.4 million, respectively, which is recorded in Other current assets (as of December 25, 2005) and Accrued liabilities (as of March 26, 2006) in the Consolidated Balance Sheet. During the three months ended March 26, 2006, we recorded losses on the outstanding natural gas swaps totaling $0.8 million, of which $0.4 million was the non-cash decrease in value and $0.4 million was realized in cash. The losses were recorded as a component of cost of products sold in the Consolidated Statement of Operations. During the three months ended March 27, 2005, we recorded gains on the then outstanding natural gas swaps totaling $0.2 million, of which $0.3 million was the non-cash increase in value that was offset by $0.1 million in losses realized in cash. The net gain was recorded as a component of cost of products sold in the Consolidated Statement of Operations.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 26, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective.

In addition, there was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 26, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

EMPLOYEE LITIGATION—INDEMNIFICATION OF US COLD STORAGE

On March 21, 2002, an employee at the Omaha, Nebraska facility died as the result of an accident while operating a forklift at a warehouse facility that we leased. OSHA conducted a full investigation and determined that the death was the result of an accident and found no violations by us. On March 18, 2004, the estate of the deceased filed suit in District Court of Sarpy County, Nebraska, Case No: CI 04-391, against us, the owner of the forklift and the leased warehouse, the manufacturer of the forklift and the distributor of the forklift. We, having been the deceased’s employer, were named as a defendant for worker’s compensation subrogation purposes only.

On May 18, 2004, we received notice from defendant, US Cold Storage, the owner of the leased warehouse, requesting that we accept the tender of defense for US Cold Storage in this case in accordance with the indemnification provision of the warehouse lease. The request has been submitted to our insurance carrier for evaluation and we have been advised that the indemnification provision is not applicable in this matter and that we should have no liability under that provision. Therefore, we believe that resolution of such matters will not result in a material impact on our financial condition, results of operations or cash flows.

R2 APPEAL IN AURORA BANKRUPTCY

Prior to its bankruptcy filing, Aurora entered into an agreement with its prepetition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (“R2 Top Hat, Ltd.”) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding in U.S. Bankruptcy Court, District of Delaware, and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the Bankruptcy Court. It is too early to predict the outcome of the appeals. Included in our recorded accrued liabilities is $20 million for this claim, which was assumed by us in the Aurora Merger.

STATE OF ILLINOIS V. CITY OF ST. ELMO AND AURORA FOODS INC.

We are a defendant in an action filed by the State of Illinois regarding our St. Elmo facility. Prior to the Aurora Merger, the Illinois Attorney General filed a complaint in County Court, Fayette County, Illinois seeking a restraining order prohibiting further discharges by the City of St. Elmo from its publicly owned wastewater treatment facility in violation of Illinois law and enjoining us from discharging our industrial waste into the City’s treatment facility. The complaint also asked for fines and penalties associated with the City’s discharge from its treatment facility and our alleged operation of our production facility without obtaining a state environmental operating permit.

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

The State Attorney General had originally proposed a penalty of $168,400 together with a consent decree. We responded listing the actions we had taken and related costs since merging with Aurora. We contend that there should not be any fine or penalty. On February 24, 2006, the State Attorney General advised us that its office would be willing to accept $110,000 as penalty, together with a consent decree. We are in the process of preparing a response to the State Attorney General indicating that the revised settlement is not acceptable and reiterating our stance taken to date. As the Company believes no penalty will ultimately be due, a liability has not been accrued at March 26, 2006. A status call with the judge was held on May 2, 2006. The Judge required that a Joint Discovery Schedule be prepared by the parties and filed with the court by June 20, 2006 and that another status call would be held on that date.

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

AMERICAN COLD STORAGE – NORTH AMERICA, L/P. V. P.F. DISTRIBUTION, LLC AND PINNACLE FOODS GROUP INC.

On June 26, 2005 we were served with a Summons and Complaint in the above matter, which was filed in the Circuit Court of Madison County, Tennessee. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near our Jackson, Tennessee plant. In approximately April 2004, we entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, we discovered that the Facility was incapable of properly handling the discussed volume of product and began reducing our shipments to the Facility. The complaint seeks damages not to exceed $1.5 million, together with associated costs. On April 28, 2006 our attorney received notice from counsel for ACS that it was increasing its damage claim in the suit from $1.5 million to $3.5 million. ACS will be required to provide specifics justifying the increase through ongoing discovery and the deposition of the President of ACS which was previously scheduled. It is too early to determine the likely outcome of this litigation. The discovery phase of the case has begun and we intend to vigorously defend against this claim. We believe that resolution of such matters will not have a material impact on our financial condition, results of operations or cash flows.

ITEM 1A:	RISK FACTORS

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 25, 2005.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Exhibit Number	Description of exhibit
2.1	Agreement and Plan of Reorganization and Merger, by and between, Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.1 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

2.2	Amendment No. 1, dated January 8, 2004, to the Agreement and Plan of Reorganization and Merger, by and between, Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.2 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated March 19, 2004, between Aurora Foods Inc. and Pinnacle Foods Holding Corporation (previously filed as Exhibit 2.3 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated March 1, 2006, by and between The Dial Corporation and Pinnacle Foods Group Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2006, and incorporated herein by reference).

3.1	First Amended and Restated Certificate of Incorporation of Aurora Foods Inc., dated March 19, 2004 (previously filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

3.2	Aurora Foods Inc. Amended and Restated Bylaws, as adopted on March 19, 2004 (previously filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

4.1	Indenture dated November 25, 2003, among Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation, PF Sales (N. Central Region) Corp. and Wilmington Trust Company (previously filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

Exhibit Number	Description of exhibit
4.2	Supplemental Indenture dated as of March 19, 2004 among Aurora Foods Inc., Sea Coast Foods, Inc., Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation, PF Sales (N. Central Region) Corp. and Wilmington Trust Company (previously filed as Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

4.3	Exchange and Registration Rights Agreement, dated as of November 25, 2003, between J.P. Morgan Securities Inc.; Deutsche Bank Securities Inc.; Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation and PF Sales (N. Central Region) Corp. (previously filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

4.4	Exchange and Registration Rights Agreement, dated as of February 20, 2004, between J.P. Morgan Securities Inc.; Citigroup Global Markets Inc., CIBC World Markets Corp., Deutsche Bank Securities Inc.; Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation and PF Sales (N. Central Region) Corp. (previously filed as Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.1	Amendment No. 3 and Agreement, dated January 25, 2006, to the Credit Agreement dated as of November 25, 2003 among Crunch Holding Corp., Pinnacle Foods Group Inc., the Lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as administrative agent, General Electric Capital Corporation, as syndication agent, and JPMorgan Chase Bank, N.A., Citicorp North America, Inc. and Canadian Imperial Bank of Commerce, as co-documentation agents (previously filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005, and incorporated herein by reference).

10.2	Amendment No. 4 and Agreement dated as of February 14, 2006, to the Credit Agreement dated as of November 25, 2003 among Crunch Holding Corp., Pinnacle Foods Group Inc., the Lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as administrative agent, General Electric Capital Corporation, as syndication agent, and JPMorgan Chase Bank, N.A., Citicorp North America, Inc. and Canadian Imperial Bank of Commerce, as co-documentation agents (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2006, and incorporated herein by reference).

10.3	Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (previously filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS GROUP INC.

By:	/s/ N. MICHAEL DION
Name:	N. Michael Dion
Title:	Executive Vice President and Chief Financial Officer,
(acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer)

Date:	May 10, 2006