Form 10-Q
period 2006-06-25
PINNACLE FOODS GROUP INC
filed 2006-08-08
CIK 1288137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2006

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

Yes  ☒    No  ☐.

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

Yes  ☐    No  ☒

As of August 8, 2006, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts and where noted in millions)

	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net sales	$365,714	$306,614	$679,599	$614,451

Costs and expenses
Cost of products sold	292,723	246,220	546,616	507,987
Marketing and selling expenses	26,333	22,011	50,425	52,962
Administrative expenses	12,805	10,097	26,402	22,466
Research and development expenses	988	926	1,920	1,966
Other expense (income), net	3,016	1,498	4,726	4,924

Total costs and expenses	335,865	280,752	630,089	590,305

Earnings before interest and taxes	29,849	25,862	49,510	24,146
Interest expense	21,870	20,882	41,392	35,135
Interest income	261	167	400	223

Earnings (loss) before income taxes	8,240	5,147	8,518	(10,766)
Provision for income taxes	7,135	7,321	13,833	13,836

Net earnings (loss)	$1,105	$(2,174)	$(5,315)	$(24,602)

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts and where noted in millions)

	June 25, 2006	December 25, 2005
Current assets:
Cash and cash equivalents	$9,677	$519
Accounts receivable, net	112,481	76,255
Inventories, net	156,116	170,621
Other current assets	6,708	2,944
Deferred tax assets	1,275	1,417

Total current assets	286,257	251,756

Plant assets, net	258,183	219,101
Tradenames	789,982	761,282
Other assets, net	64,993	44,842
Goodwill	413,063	359,513

Total assets	$1,812,478	$1,636,494

Current liabilities:
Current portion of long-term obligations	$162	$153
Notes payable	1,647	184
Accounts payable	57,384	61,765
Accrued trade marketing expense	37,950	32,980
Accrued liabilities	74,070	71,459
Accrued income taxes	1,207	1,035

Total current liabilities	172,420	167,576

Long-term debt (includes $2,927 owed to a related party at June 25, 2006)	1,000,959	888,311
Pension and other postretirement benefits	19,219	10,899
Other long-term liabilities	560	—
Deferred tax liabilities	226,032	213,184

Total liabilities	1,419,190	1,279,970

Commitments and contingencies

Shareholder’s equity:
Pinnacle Common stock: par value $.01 per share, 100 shares authorized, issued 100	—	—
Additional paid-in-capital	571,440	529,425
Accumulated other comprehensive loss	(3,704)	(3,768)
Carryover of Predecessor basis of net assets	(17,338)	(17,338)
Accumulated deficit	(157,110)	(151,795)

Total shareholder’s equity	393,288	356,524

Total liabilities and shareholder’s equity	$1,812,478	$1,636,494

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands, except share amounts and where noted in millions)

	Six months ended
	June 25, 2006	June 26, 2005
Cash flows from operating activities
Net loss	$(5,315)	$(24,602)
Non-cash charges (credits) to net loss
Depreciation and amortization	20,847	21,329
Restructuring and impairment charge	—	1,502
Amortization of debt acquisition costs	3,259	2,614
Amortization of bond premium	(278)	(257)
Change in value of financial instruments	(182)	(1,261)
Stock-based compensation charge	2,015	—
Postretirement healthcare benefits	330	(124)
Pension expense	784	298
Other long-term liabilities	80	—
Deferred income taxes	12,992	12,457
Changes in working capital, net of acquisition	—
Accounts receivable	(36,071)	(1,437)
Inventories	53,879	39,145
Accrued trade marketing expense	4,867	(9,260)
Accounts payable	2,220	(25,847)
Accrued liabilities	974	7,623
Other current assets	641	603

Net cash provided by operating activities	61,042	22,783

Cash flows from investing activities
Payments for business acquisition	(186,869)	—
Capital expenditures	(8,945)	(12,269)
Pinnacle merger consideration	—	1,595
Sale of plant assets	—	561

Net cash used in investing activities	(195,814)	(10,113)

Cash flows from financing activities
Change in bank overdrafts	(6,713)	(308)
Repayment of capital lease obligations	(77)	(62)
Equity contribution	40,000	—
Debt acquisition costs	(3,743)	(34)
Proceeds from bank term loan	143,000	—
Proceeds from notes payable borrowing	2,410	31,626
Repayments of notes payable	(947)	(30,177)
Repayments of long term obligations	(30,000)	(2,725)

Net cash provided by (used in) financing activities	143,930	(1,680)

Effect of exchange rate changes on cash	—	—

Net change in cash and cash equivalents	9,158	10,990
Cash and cash equivalents - beginning of period	519	2,235

Cash and cash equivalents - end of period	$9,677	$13,225

Supplemental disclosures of cash flow information:
Interest paid	$45,256	$30,184
Interest received	400	223
Income taxes refunded (paid)	(216)	438
Non-cash investing activity:
Capital lease activity	(12)	—

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

(in thousands, except share amounts and where noted in millions)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Carryover of Predecessor Basis of Net Assets	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity

	Shares	Amount
Balance at December 26, 2004	100	$—	$519,433	$(108,619)	$(17,495)	$48	$393,367
Impact of additional purchase accounting adjustments					157		157
Comprehensive income:
Net loss				(24,602)			(24,602)
Foreign currency translation						5	5

Total comprehensive loss							(24,597)

Balance at June 26, 2005	100	$—	$519,433	$(133,221)	$(17,338)	$53	$368,927

Balance at December 25, 2005	100	$—	$529,425	$(151,795)	$(17,338)	$(3,768)	$356,524

Equity contribution:
Cash			40,000				40,000
Equity related compensation			2,015				2,015
Comprehensive income:
Net loss				(5,315)			(5,315)
Foreign currency translation						64	64

Total comprehensive loss							(5,251)

Balance at June 25, 2006	100	$—	$571,440	$(157,110)	$(17,338)	$(3,704)	$393,288

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

1. Summary of Business Activities

Business Overview

Pinnacle Foods Group Inc. (hereafter referred to as the “Company” or “PFGI”) is a leading producer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in two operating segments: (i) frozen foods and (ii) dry foods. The Company’s frozen foods segment consists primarily of Swanson® and Hungry Man® frozen foods products, Van de Kamp’s® and Mrs. Paul’s® frozen seafood, Aunt Jemima® frozen breakfasts, Lender’s® bagels and other frozen foods under the Celeste® and Chef’s Choice® names, as well as food service and private label products. The Company’s dry foods segment consists primarily of Vlasic® pickles, peppers and relish products, Duncan Hines® baking mixes and frostings, Mrs. Butterworth’s® and Log Cabin® syrups and pancake mixes, Open Pit® barbecue sauce and Armour® canned meats, as well as food service and private label products.

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

2. Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of PFGI’s financial position as of June 25, 2006, and the results of operations and cash flows for the three and six months ended June 25, 2006 and June 26, 2005. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 25, 2005.

3. Acquisition

Acquisition of Food Products Business of The Dial Corporation

On March 1, 2006, the Company acquired certain assets and assumed certain liabilities of the food products business (the “Armour Business”) of The Dial Corporation for $183 million in cash. The assets acquired include inventory, a production facility, machinery and equipment, contract rights and certain intangible assets including trademarks and licenses. The liabilities assumed include a post-retirement medical benefit for certain employees, vacation pay liabilities and severance liabilities. The purchase price will be increased dollar for dollar after the closing date if the value of inventory included with the Armour Business at closing exceeds a specified target or decreased dollar for dollar if the value of the inventory at closing is less than such target. Management expects the value of the inventory included in the Armour Business to be settled during the third quarter of 2006.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

The acquisition of the Armour Business is expected to complement the Company’s existing product lines that together will provide growth opportunities and scale. The Armour Business is a manufacturer, distributor and marketer of products in the canned meats category. Primarily all of the products are produced at the manufacturing facility located in Ft. Madison, Iowa, which was acquired in the transaction. Products are sold under the Armour brand name as well as private-label and certain co-pack arrangements. The Armour Business offers products in eleven of the fifteen segments within the canned meat category, including Vienna sausage, potted meat, and sliced dried beef.

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

The Company funded the remaining portion of the purchase price through equity contributions from the shareholders of LLC.

The preliminary cost of the Armour Business consists of:

Stated purchase price	$183,000
Acquisition costs	3,869

Total cost of acquisition	$186,869

The purchase price allocation discussed below is preliminary and subject to finalization of appraisals, purchase price adjustments discussed above, calculations of any assumed liabilities, finalization of severance and vacation pay arrangements and accounting for income taxes. Portions of the purchase price, including intangible assets, are being identified by independent appraisers utilizing proven valuation procedures and techniques. While the Company is awaiting receipt of the final valuation report supporting the valuation of inventories, fixed assets and intangible assets, the amounts listed below were based upon preliminary analysis. The other current asset is the value the Company has ascribed to the services performed by Dial under a transition services agreement that expired June 28, 2006. The value was based upon the estimated cost of providing such services and was expensed over the 120 days of the agreement (through June 28, 2006). The following table summarizes the preliminary allocation of the total cost of the Pinnacle acquisition to the assets acquired and liabilities assumed:

Assets acquired:
Land	$900
Plant assets	46,476
Inventories	39,242
Other current asset	2,000
Tradenames	28,700
Recipes and formulas	5,000
Private label customer relationships	20,000
Goodwill	54,017

Fair value of assets acquired	196,335
Liabilities assumed
Other accrued liabilities	2,210
Postretirement benefit liability	7,256

Total cost of acquisition	$186,869

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Based upon the preliminary allocation, the value assigned to total intangible assets amounted to $107,717. Of the total intangible assets, $5,000 is assigned to recipes and formulas, which are being amortized over 5 years and $20,000 is assigned to private label customer relationships, which are being amortized over seven years. In addition, $28,700 is assigned to Tradenames that are not subject to amortization. Goodwill, which is not subject to amortization, amounted to $54,017. All of the intangible assets acquired in the transaction are recorded within the dry foods business and based upon preliminary tax allocations will result in approximately $98 million of tax deductible goodwill and intangible assets.

In accordance with the requirements of purchase method accounting for acquisitions, inventories as of March 1, 2006 were valued at fair value (also referred to as net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) which in the case of finished products was $4,386 higher than Dial’s historical manufacturing cost and in the case of work-in-progress was $184 higher than Dial’s historical manufacturing cost. The Company’s cost of products sold for the three and six months ended June 25, 2006 includes a pre-tax charge of $2,542 and $4,570, respectively, related to the flow through of the increase in fair value.

Pro forma Information

The following schedule includes statements of operations data for the unaudited pro forma results for the six months ended June 25, 2006 and June 26, 2005 as if the Armour Business had been acquired as of December 27, 2004. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the additional borrowing discussed above, purchase accounting adjustments resulting in changes to depreciation expense and related adjustments to the provision for income tax.

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the results of operations would have been had the Armour Business been acquired on the date indicated above, nor does it purport to project the results of operations for any future period or as of any future date.

	Six months ended
	June 25, 2006	June 26, 2005
Net sales	$709,393	$714,735
Earnings (loss) before interest and taxes	$9,128	$(5,464)
Net loss	$(5,070)	$(20,250)

Pro forma depreciation and amortization expense included above was $22,306 and $25,542 for the six months ended June 25, 2006 and June 26, 2005, respectively.

Included in earnings (loss) before interest and taxes in the pro forma information above for the six months ended June 25, 2006 are the following material charges:

Six Months Ended June 25, 2006
Flow through of fair value of the Armour Business inventories over manufactured cost as of March 1, 2006	$4,570
Stock based compensation expense	1,415

Impact on earnings (loss) before interest and taxes	$5,985

There were no material non-recurring charges included in the pro forma information for the six months ended June 26, 2005.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

4. Restructuring and Impairment Charges

Frozen Food Segment

Erie, Pennsylvania Production Facility

On April 29, 2005, the Company’s board of directors approved a plan to permanently close its Erie, Pennsylvania production facility, as part of the Company’s plan of consolidating and streamlining production activities after the Aurora merger. Production from the Erie plant, which manufactured Mrs. Paul’s and Van de Kamp’s frozen seafood products and Aunt Jemima frozen breakfast products, has been relocated primarily to the Company’s Jackson, Tennessee production facility. Activities related to the closure of the plant are expected to be completed in 2006 and will result in the elimination of approximately 290 positions. Employee termination activities commenced in July 2005 and were substantially completed by the end of the first quarter of 2006. In accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits”, the Company has accrued severance costs related to the employees to be terminated. In addition, the following table contains detailed information about the charges incurred related to the Erie restructuring plan, recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

Description	Estimated Total Charges	Change in Estimated Charges	Incurred		Estimated Remaining Charges
			Through December 25, 2005	Six Months Ended June 25, 2006
Employee severance	$590	$363	$909	$44	$—
Other costs	3,650	2,309	4,978	841	140

Total	$4,240	$2,672	$5,887	$885	$140

The charges incurred have been included in the Other expense (income), net line in the Consolidated Statement of Operations. All such charges are reported under the frozen foods business segment.

The Company has transferred equipment with a net book value of approximately $3 million to other production locations, primarily in Jackson, Tennessee. The remaining property, plant and equipment have been evaluated as to recoverability. Based on an estimate of future cash flows over the remaining useful life of the assets, depreciation expense has been accelerated on the remaining asset value and resulted in additional depreciation expense of $4,788 during fiscal 2005 and $523 during the first quarter of 2006. No further deprecation expense on these assets is expected to be recorded.

Employees terminated as a result of this closure are eligible to receive severance pay and other benefits totaling $953, all of which has been paid as of June 25, 2006. Other closing costs of approximately $5,959 relate to facility operating costs during the shutdown period and other shutdown costs and expenses associated with dismantling, transferring and reassembling certain equipment to Jackson, Tennessee. As of June 25, 2006, $50 has been accrued and $5,769 has been spent.

In connection with the plant closure, facility operating and shutdown costs will be incurred until the plant is sold and are expected to result in expense as incurred in the Company’s Statements of Operations of approximately $140 in the third quarter of 2006. In addition, subsequent to the third quarter, these costs could approximate $125 per quarter until the plant is sold. Also, the Company is making capital expenditures in connection with this plant consolidation project, which will total approximately $9.5 million and will be incurred through the third quarter of 2006, $9.4 million of which has been incurred through the second quarter of 2006.

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

Description	Original Estimated Charges	Change in Estimated Charges	Transfers	Incurred		Estimated Remaining Charges
				Through December 25, 2005	Six Months Ended June 25, 2006
Asset impairment charges	$7,400	$2,649		$10,049	$—	$—
Employee severance	2,506	—	59	2,565	—	—
Other costs	4,984	(472)	(59)	4,283	110	60

Total	$14,890	$2,177	$—	$16,897	$110	$60

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

Employees terminated as a result of this closure were eligible to receive severance pay and benefits totaling $2,565, all of which has been disbursed. Other closing costs of approximately $4,453 relate to other shutdown costs. As of June 25, 2006, $4,169 has been disbursed and $224 has been incurred and accrued.

The Company will continue to incur certain costs until the plant is sold. We expect these costs to approximate $60 per quarter and the costs will be recorded in expense as incurred in the Company’s Statements of Operations.

The following table summarizes impairment and restructuring charges during the six months ended June 25, 2006. It also includes severance liabilities assumed or established in purchase accounting. These amounts are recorded in accrued liabilities.

Description	Balance at December 25, 2005	Additions	Noncash Reductions	Cash Reductions	Balance at June 25, 2006
Employee severance	$682	$—	$—	$(414)	$268
Other costs	274	995	—	(995)	274

Total	$956	$995	$—	$(1,409)	$542

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the six months ended June 25, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). Stock-based compensation expense related to employee stock options for the six months ended June 25, 2006 as a result of adopting SFAS 123(R) was $600, $596 net of tax. In addition, the Company recorded $1,415 (with no related tax impact) for stock-based compensation expense for the six months ended June 25, 2006 for certain ownership units of LLC that were issued to CDM, which is controlled by certain members of PFGI’s management (see discussion below). There was no stock-based compensation expense recognized during the six months ended June 26, 2005.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the six months ended June 25, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 25, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to December 25, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first and second quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

The fair value of each option grant was estimated on the date of the grant using the lattice-binomial model with the following weighted average assumptions used for grants during fiscal 2006.

Six months ended June 25, 2006
Risk-free interest rate	4.73%
Expected life of option	5-9 years
Expected volatility of Pinnacle stock	25.0%
Expected dividend yield on Pinnacle stock	0%

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

The following table summarizes the stock option transactions under the 2004 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (000’s)
Outstanding - December 26, 2004	16,954,666	$1.00

Granted	5,906,500	$1.00
Exercised	(8,888)	1.00
Forteitures	(2,194,336)	1.00

Outstanding - December 25, 2005	20,657,942	$1.00

Granted	4,161,111	$1.00
Exercised	—	1.00
Forteitures	(2,372,501)	1.00

Outstanding - June 25, 2006	22,446,552	$1.00	8.0991	$22,447

Exercisable - June 25, 2006	7,378,814	$1.00	7.0062	$7,379

The weighted-average fair value of options granted during the six months ended June 25, 2006 was:

Six months ended June 25, 2006
Fair value of each option granted	$0.24
Number of options granted	4,161

Total fair value of all options granted	$999

Concurrent with the start of employment for the Company’s Chief Executive Officer, Mr. Jeffrey Ansell, which was July 5, 2006, the Company granted 3.5 million non-qualified stock options to Mr. Ansell. At the time of the grant, 22.2% of the options were vested and exercisable and will result in a charge in the Statement of Operations of approximately $195 in the Company’s third quarter.

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and six months ended June 25, 2006 which was allocated as follows (in millions):

	Three Months Ended June 25, 2006	Six Months Ended June 25, 2006
Cost of products sold	$41	$82
Marketing and selling expenses	113	227
Administrative expenses	132	1,678
Research and development expenses	14	28

Pre-Tax Stock-Based Compensation Expense	300	2,015
Income Tax Benefit	(2)	(4)

Net Stock-Based Compensation Expense	$298	$2,011

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

	Three Months Ended June 26, 2005	Six Months Ended June 26, 2005
Net loss, as reported	$(2,174)	$(24,602)
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	(293)	(569)

Pro forma net loss	$(2,467)	$(25,171)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

6. Other Expense (Income), net

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Other expense (income) consists of:
Restructuring and impairment charges	$544	$363	$995	$2,604
Merger related costs	—	(101)	—	(101)
Amortization of intangibles/other assets	2,390	1,204	3,593	2,407
Royalty expense (income), net and other	82	32	138	14

Total other expense	$3,016	$1,498	$4,726	$4,924

Restructuring charges. As described in Note 4, the Company incurred costs in connection with the planned shutdown of the Omaha, Nebraska and Erie, Pennsylvania facilities as well as the shut down of a production line in Mattoon, Illinois.

7. Inventories

	June 25, 2006	December 25, 2005
Raw materials, containers and supplies	$34,032	$38,050
Finished product	124,962	139,761

	158,994	177,811
Reserves	(2,878)	(7,190)

Total	$156,116	$170,621

Reserves represent amounts necessary to adjust the carrying value of inventory to the lower of cost or net realizable value, including any costs to sell or dispose.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

8. Goodwill and Other Assets

Goodwill

	December 25, 2005	Acquisition	Other	June 25, 2006
Frozen Foods	$67,713	$—	$—	$67,713
Dry Foods	291,800	54,017	(467)	345,350

Total	$359,513	$54,017	$(467)	$413,063

The preliminary allocation of the Armour Business purchase price resulted in goodwill of $54,017, all of which is recorded in the dry foods segment. In addition, the Company recorded adjustments to deferred tax assets and liabilities established at the time of the Pinnacle Transaction.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Tradenames

	December 25, 2005	Acquisition	June 25, 2006
Frozen Foods	$231,542	$—	$231,542
Dry Foods	529,740	28,700	558,440

Total	$761,282	$28,700	$789,982

The preliminary allocation of the Armour Business purchase price resulted in indefinite lived tradename intangible assets of $28,700, all of which is recorded in the dry foods segment.

Other Assets

	June 25, 2006	December 25, 2005
Amortizable intangibles, net of accumulated amortization of $11,861 and $8,268, respectively	$34,170	$12,763
Deferred financing costs, net of accumulated amortization of $14,240 and $10,981, respectively	30,141	29,657
Interest rate swap fair value (Note 11)	202	2,422
Restricted cash	480	—

Total	$64,993	$44,842

Amortizable intangible assets relate primarily to recipes acquired in the Aurora Merger, which have been assigned a five year estimated useful life for amortization purposes, and recipes and private label customer relationships acquired with the acquisition of the Armour business, which have been assigned a five year and seven year estimated useful life, respectively, for amortization purposes. Additionally, during the 21 weeks ended December 26, 2004, the Company reacquired an exclusive license to distribute Duncan Hines product in Canada. The license that was reacquired ran through June 30, 2006 at which time the Company had exclusive right to distribution of the Duncan Hines product in Canada. Amortization expense during the three and six months ended June 25, 2006 was $2,390 and $3,593, respectively. Amortization expense during the three and six months ended June 26, 2005 was $1,204 and $2,407, respectively. Estimated amortization expense for each of the next five years is as follows: remainder of 2006 - $3,821, 2007 - $7,643, 2008 - $7,643, 2009 - $4,727, 2010 - $3,880 thereafter - $6,456.

Deferred financing costs relate to the senior secured credit facilities and senior subordinated notes. Amortization expense during the three and six months ended June 25, 2006 was $1,969 and $3,259, respectively. Amortization expense during the three and six months ended June 26, 2005 was $1,307 and $2,614, respectively.

Restricted cash relates to unsurrendered bonds from the Aurora bondholders. At the time of the Aurora Merger, certain Aurora bondholders elected to receive equity units in LLC while others elected to receive cash. The cash was paid upon the surrender and cancellation of the bonds. The Company has an offsetting liability in the same amount, which is included in Other long-term liabilities on the Consolidated Balance Sheet.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

9. Debt and Interest Expense

	June 25, 2006	December 25, 2005
Long-term debt
- Senior secured credit facility - term loan	$601,187	$488,187
- 8 1/4% Senior subordinated notes	394,000	394,000
- Plus: unamortized premium on senior subordinated notes	5,649	5,927
- Capital lease obligations	285	350

Total Debt	1,001,121	888,464
Less: current portion of long-term obligations	162	153

Total long-term debt	$1,000,959	$888,311

	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Interest expense
Third party interest expense	$22,666	$18,272	$42,634	$36,422
Related party interest expense	47	65	90	153
Interest rate swap (gains) losses (Note 11)	(843)	2,545	(1,332)	(1,440)

	$21,870	$20,882	$41,392	$35,135

In November 2003, the Company entered into a $675.0 million Credit Agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party of JPMP as defined in Note 13) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger on March 19, 2004. Concurrently with the acquisition of the Armour Business but effective as of February 14, 2006, the Company entered into an Amendment No. 4 and Agreement to the existing senior secured credit facilities (“Amendment No. 4”). Among other things, Amendment No. 4 approved the acquisition and provided for the making of $143.0 million of additional tack-on term loans to fund a portion of the acquisition. The term loan matures November 25, 2010. The senior secured credit facilities also provide for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger on March 19, 2004. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolver as of December 25, 2005 and June 25, 2006.

As of June 25, 2006, $2,927 of our term loan was owed to JPMorgan Chase Bank. There was no related party debt as of December 25, 2005.

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

The applicable margins with respect to our revolving credit facility will vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on our leverage ratio as defined in our senior secured credit facilities. The applicable margin with respect to the term loan facility and the revolving credit facility, which was adjusted in connection with the June 2, 2006 amendment discussed below, is currently:

•	In the case of base rate loans: 1.00% for the term loan and 2.25% for the revolving credit facility.

•	In the case of Eurodollar loans: 2.00% for the term loan and 3.25% for the revolving credit facility.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

The range of margins for the revolving credit facility is:

•	In the case of base rate loans: 1.75% to 2.25%.

•	In the case of Eurodollar loans: 2.75% to 3.25%.

A commitment fee of 0.50% per annum applies to the unused portion of the revolving loan facility. For the three and six months ended June 25, 2006, the weighted average interest rate on the term loan was 7.89% and 7.82%, respectively. For the six months ended June 25, 2006, the weighted average interest rate on the revolving credit facility was 9.62%. There were no borrowings under the revolving credit facility during the three months ended June 25, 2006. As of June 25, 2006, the Eurodollar interest rate on the term loan facility was 7.10% and the commitment fee on the undrawn revolving credit facility was 0.50%. For the three and six months ended June 26, 2005, the weighted average interest rate on the term loan was 6.33% and 6.02%, respectively. For the six months ended June 26, 2005, the weighted average interest rate on the revolving credit facility was 6.25%. There were no borrowings under the revolving credit facility during the three months ended June 26, 2005. As of June 26, 2005, the Eurodollar interest rate on the term loan facility was 6.35% and the commitment fee on the undrawn revolving credit facility was 0.50%.

In April and June 2006, the Company prepaid $15 million and $15 million, respectively, of the term loan facility. Due to the prepayments, the next scheduled installment payable will be in March 2010. The revolving credit facility terminates on November 25, 2009. The aggregate maturities of the term loan outstanding as of June 25, 2006 are $601,187 in 2010.

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

We pay a commission on the face amount of all outstanding letters of credit drawn under the senior secured credit facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. We also pay a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities cannot exceed $40,000. As of December 25, 2005 and June 25, 2006, we had utilized $11,514 and $12,719 respectively, of the revolving credit facility for letters of credit. Of the $130,000 revolving credit facility available, as of December 25, 2005 and June 25, 2006, we had an unused balance of $118,486 and $117,281, respectively, available for future borrowings and letters of credit, of which a maximum of $28,486 and $27,281, respectively, may be used for letters of credit.

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

Amendments to Senior Secured Credit Facilities

On September 14, 2004, the Company was first in default under its senior secured credit facilities. On November 19, 2004 the Company received required lender approval to permanently waive the defaults mentioned above and amend the financial covenants for future reporting periods. The terms of the permanent amendment and waiver included among other items, a 50 basis point increase to the applicable margin (described above), the addition of a new senior covenant leverage ratio through December 2005, amendment of the interest expense coverage ratio through December 2005, suspension of the maximum total leverage ratio until March 2006, and certain limitations, restrictions and additional reporting requirements during the amendment period which ends on the second business day following the date on which the Company delivers to the Administrative Agent financial statements for the fiscal quarter ending March 2006, which occurred on May 10, 2006.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

In connection with Amendment No. 4 dated February 14, 2006, the senior secured credit facilities were also changed in other respects, including: (a) the leverage ratio calculations have been adjusted such that the amount of indebtedness used in such calculations is no longer subject to averaging and is reduced by certain cash and cash equivalents, (b) the leverage ratio threshold for the quarter ending on or about March 31, 2006 has been changed from 5.00 to 1.00 to 5.25 to 1.00, and (c) under certain circumstances, Pinnacle may be able to use equity contributions to cure financial covenant defaults, if any, that may occur in the future under the senior secured credit facilities.

On June 2, 2006, the Company entered into Amendment No. 5, which amended the senior credit facilities in the following manner: (a) to reduce the applicable margin with respect to any Term Loan to (i) 1.00% per annum, in the case of an ABR Loan or (ii) 2.00% per annum, in the case of a Eurodollar Loan, (b) to require the payment of certain fees in connection with repricings of the Term Loans on or prior to June 2, 2007 and (c) to permit additional Indebtedness in an aggregate principal amount of up to $15,000,000 arising from letters of credit issued other than pursuant to the Credit Agreement.

Other Current Notes Payable

In addition to the debt instruments discussed above, the Company entered into a short term notes payable agreement during the second quarter of 2006 for the financing of the Company’s annual insurance premiums. As of June 25, 2006, the balance of the notes payable totaled $1,647. The note requires monthly payments through February 2007 and has an imputed interest rate of 6.25%.

10. Pension and Retirement Plans

As of June 25, 2006, the Company maintains a noncontributory defined benefit pension plan that covers substantially all eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Company’s pension plan is funded in conformity with the funding requirements of applicable government regulations. As disclosed in the Company’s Consolidated Financial Statements for the fiscal year ended December 25, 2005, the Company does not expect to make a contribution during the current fiscal year.

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

The components of net periodic benefit cost, including the expense related to the employees of the Armour Business from the date of acquisition, included in the Consolidated Statements of Operations are as follows:

Pension Benefits	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Service cost	$555	$372	$1,019	$744
Interest cost	899	829	1,788	1,658
Expected return on assets	(1,059)	(1,052)	(2,087)	(2,104)
Amortization of:
Loss	24	—	64	—

Net periodic benefit cost	$419	$149	$784	$298

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Other Postretirement Benefits	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Service cost	$253	$3	$297	$6
Interest cost	158	17	198	34
Amortization of:
Loss	2	2	4	4
Unrecognized prior service cost (credit)	(85)	(84)	(169)	(168)

Net periodic benefit cost (benefit)	$328	$(62)	$330	$(124)

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

The Company has entered into interest rate swap agreements with counterparties, including JP Morgan Chase Bank (a related party), to effectively change a portion of the floating rate payments on its senior secured credit facilities into fixed rate payments. As of June 25, 2006, two swap agreements remain outstanding. The two swap agreements terminate on January 2, 2007 and November 25, 2009 and have notional amounts of $250.0 million and $450.0 million, respectively. Interest payments determined under the swap agreement are based on the notional amounts. Floating interest rate payments to be received under each swap are based on U.S. Dollar LIBOR, which is the same basis for determining the floating rate payments on the senior secured credit facilities.

The swap was not designated as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of December 25, 2005 and June 25, 2006, the fair value of the interest rate swap contract was a gain of $2,422 and $3,266, respectively. The interest rate swap contracts were recorded in Other assets in the Consolidated Balance Sheet as of December 25, 2005. As of June 25, 2006, the interest rate swap contracts were recorded in Other current assets ($3,064) and Other assets ($202) in the Consolidated Balance Sheet. Gains and losses on the interest rate swaps, which were recorded as an adjustment to interest expense in the Consolidated Statement of Operations, for the three and six months ended June 25, 2006 and June 26, 2005 are detailed below.

Interest rate swaps	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Non-cash gain (loss)	$355	$(2,882)	$844	$879
Gain (loss) realized in cash	488	337	488	561

Net gain (loss) on interest rate swaps	$843	$(2,545)	$1,332	$1,440

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

The Company has entered into various natural gas swap transactions with JP Morgan Chase Bank (a related party) to lower the Company’s exposure to the price of natural gas. As of June 25, 2006, the trades in effect mature from July through December 2006 and have various notional quantities of MMBTU’s per month. The Company will pay a fixed price ranging from $6.56 to $10.95 per MMBTU, with settlements monthly. These swaps were not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 25, 2005 and June 25, 2006, the fair value of the natural gas swap contracts was a gain of $8 and a loss of $381, respectively, which is recorded in Other current assets (as of December 25, 2005) and Accrued liabilities (as of June 26, 2006) in the Consolidated Balance Sheet. Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, for the three and six months ended June 25, 2006 and June 26, 2005 are detailed below.

Natural gas swaps	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Non-cash gain (loss)	$30	$(114)	$(389)	$175
Gain (loss) realized in cash	(300)	67	(670)	(12)

Net gain (loss) on natural gas swaps	$(270)	$(47)	$(1,059)	$163

The Company has entered into various foreign currency exchange transactions with JP Morgan Chase Bank (a related party) to lower the Company’s exposure to the exchange rate between the U.S. and Canadian dollar. Each agreement is based upon a notional amount in Canadian dollars, which is expected to approximate a portion of the amount of our Canadian subsidiary’s U.S. dollar denominated purchases for the month. The trades outstanding as of June 25, 2006 run through December 2006. The Company will pay a fixed exchange rate of 1.1673 Canadian dollars per U.S. dollar, with settlements monthly. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 25, 2005 and June 25, 2006, the fair value of the foreign currency exchange contracts was a loss of $280 and $554, respectively, which is recorded in Accrued liabilities in the Consolidated Balance Sheet. Gains and losses on the foreign currency exchange contracts, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, for the three and six months ended June 25, 2006 and June 26, 2005 are detailed below.

Foreign currency exhange contracts	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Non-cash gain (loss)	$(372)	$113	$(273)	$208
Gain (loss) realized in cash	(225)	161	(225)	169

Net gain (loss) on foreign currency exchange contracts	$(597)	$274	$(498)	$377

The Company utilizes irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. The contract value of the outstanding standby letter of credit as of December 25, 2005 and June 25, 2006 was $7,200 and $7,921, respectively, which approximates fair value. As of December 25, 2005 and June 25, 2006, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $4,314 and $4,798, respectively,, which approximates fair value.

The Company is exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A” rated by Moody’s and Standard & Poor’s. Accordingly, the Company does not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The estimated fair value of the senior secured credit facilities bank debt and the 8  1/4% senior subordinated notes that are classified as long term debt on the Consolidated Balance Sheet at June 25, 2006, was approximately its carrying value.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

12. Commitments and Contingencies

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations, and proceedings, which are being handled and defended in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, the Company’s general counsel and management are of the opinion that the final outcome of these matters should not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The State Attorney General had originally proposed a penalty of $168 together with a consent decree. The Company responded listing the actions it had taken and related costs since merging with Aurora. The Company contends that there should not be any fine or penalty. On February 24, 2006, the State Attorney General advised the Company that its office would be willing to accept $110 as penalty, together with a consent decree. A status conference with the party’s attorneys and the Judge was held on May 2, 2006. The Joint Discovery Schedule required by the Judge has been prepared by the parties and filed with the court and is awaiting the Judge’s signature. As the Company believes no penalty will ultimately be due, a liability has not been accrued at June 25, 2006.

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

American Cold Storage – North America, L/P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.

On June 26, 2005 the Company was served with a Summons and Complaint in the above matter, which was filed in the Circuit Court of Madison County, Tennessee. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near the Company’s Jackson, Tennessee plant. In approximately April 2004, the Company entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, the Company discovered that the Facility was incapable of properly handling the discussed volume of product and began reducing its shipments to the Facility. The original complaint seeks damages not to exceed $1.5 million, together with associated costs. On May 3, 2006 our attorney received notice from counsel for ACS that it was increasing its damage claim in the suit from $1.5 million to $5.5 million. ACS will be required to provide specifics justifying the increase through ongoing discovery and the deposition of the President of ACS which was previously scheduled. It is too early to determine the likely outcome of this litigation. The discovery phase of the case has begun and the Company intends to vigorously defend against this claim. The Company believes that resolution of such matters will not have a material impact on its financial condition, results of operations or cash flows.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

13. Related Party Transactions

Management fees

On November 25, 2003, the Company entered into a Management Agreement with JPMorgan Partners, LLC (“JPMP”) and J.W. Childs Associates, L.P. (“JWC”) whereby JPMP and JWC provide management, advisory and other services. The agreement calls for quarterly payments of $125 to each of JPMP and JWC for management fees. In connection with the September 2004 default on our senior credit agreement and the resulting amendment (see Note 9), the payment of the management fees was suspended during the amendment period, which ended on the second business day following the date on which the Company delivers to the Administrative Agent financial statements for the fiscal quarter ending March 2006. Therefore, for the three and six months ended June 25, 2006, management fees expensed and paid to JPMP and JWC were $250. There were no management fees expensed or paid during the three and six months ended June 26, 2005. The Company reimbursed JPMP and JWC $10 and $27 for out-of-pocket expenses during the three and six months ended June 25, 2006, respectively. The Company reimbursed JPMP and JWC for out-of-pocket expenses totaling $6 and $11 during the three and six months ended June 26, 2005, respectively. The Management Agreement also stipulates that in connection with any acquisition transaction subsequent to the Pinnacle Transaction and Aurora Merger, there will be a transaction fee of  1/2% of the aggregate purchase price payable to each of JPMP and JWC, plus fees and expenses. In connection with the acquisition of the Armour Business, each of JPMP and JWC were paid a transaction fee of $915. JPMP was also reimbursed for out of pocket expenses totaling $4. These transaction fees are included in Acquisition costs in Note 3.

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

As discussed in Note 5, certain ownership units of LLC were issued to CDM in connection with the acquisition of the Armour Business. The estimated fair value of the interests was $1,415 and was included in administrative expenses for the six months ended June 25, 2006.

Leases and Aircraft

The Company leases office space owned by a party related to C. Dean Metropoulos, the Company’s Chairman. The base rent for the office is $87 annually. Rent expense was $26 and $51 during the three and six months ended June 25, 2006, respectively. Rent expense was $25 and $50 during the three and six months ended June 26, 2005, respectively.

Beginning November 25, 2003, the Company began using an aircraft owned by a company indirectly owned by the Chairman. In connection with the usage of the aircraft, the Company incurred net operating expenses of $687 and $1,375 during the three and six months ended June 25, 2006, respectively. The Company incurred net operating expenses for the usage of aircraft of $687 and $1,375 during the three and six months ended June 26, 2005, respectively. The Company also incurred direct costs totaling $59 during the six months ended June 25, 2006 that is to be reimbursed by the company that owns the aircraft. No such costs were incurred during 2005.

Debt and Interest Expense

For the three and six months ended June 25, 2006, fees and interest expense recognized in the Consolidated Statement of Operations for the debt to the related party, JPMorgan Chase Bank, amounted to $47 and $90, respectively. For the three and six months ended June 26, 2005, fees and interest expense recognized in the Consolidated Statement of Operations for the debt to the related party, JPMorgan Chase Bank, amounted to $65 and $153, respectively. See Note 9.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Financial Instruments

The Company has entered into transactions for derivative financial instruments with JPMorgan Chase Bank to lower its exposure to interest rates, foreign currency, and natural gas prices. During the three and six months ended June 25, 2006 the net cash paid by the Company for the settlement of financial instruments totaling $37 and $407, respectively. During the three and six months ended June 26, 2005 net cash received by the Company for the settlement of financial instruments totaling $565 and $718, respectively. See Note 11.

Expenses of Major Shareholder

As part of the Aurora Merger, the Company agreed to pay certain fees of the Bondholders Trust (as defined below), which owns approximately 43% of LLC. The Bondholders Trust primarily consists of holders of Aurora’s senior subordinated notes, which elected to receive equity interests in LLC as consideration in the Aurora Merger. The Company recognized in the Consolidated Statement of Operations for the three and six months ended June 25, 2006 $0 and $100, respectively, in fees on behalf of the Bondholder Trust.

Consulting Agreement

During the first quarter of 2006, the Company entered into a consulting agreement with Mr. Evan Metropoulos, a former executive of PFGI and the brother of the Company’s Chairman, C. Dean Metropoulos. Mr. E. Metropoulos will provide to the Company consulting services related to the integration of the Armour Business, which was acquired on March 1, 2006. As of the end of the second quarter of 2006, the work under the contract is substantially completed. For the three and six months ended June 25, 2006, payments made to Mr. E Metropoulos under this agreement totaled $12. In addition, Mr. E. Metropoulos has the opportunity to earn an additional $50 based upon performance.

Broker Commissions

One of our significant shareholders, J.W. Childs Associates, L.P., is also a significant shareholder of Advantage Sales & Marketing (ASM), which is sales and marketing agency serving the consumer packaged goods industry. Upon the acquisition of the Armour business, PFGI assumed the contract to use ASM to distribute the Armour products. For the three and six months ended June 25, 2006, PFGI paid ASM $403 and $511, respectively.

14. Segments

The Company’s products and operations are managed and reported in two operating segments. The frozen foods segment consists of the following reporting units: dinners and entrees (Swanson, Hungry Man), seafood (Van de Kamp’s, Mrs. Paul’s), breakfast (Aunt Jemima), bagels (Lenders), pizza (Celeste) and Chef’s Choice. The dry foods segment consists of the following reporting units: condiments (Vlasic, Open Pit), baking (Duncan Hines), syrups (Mrs. Butterworth’s and Log Cabin) and canned meat (Armour). Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Cost of products sold in the dry foods segment for the three and six months ended June 25, 2006 includes $2,542 and $4,570, representing the write-up of inventories to fair value (also referred to as net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) at the date of the acquisition of the Armour Business, which were sold subsequent to the acquisition date. Corporate assets consist of deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions, and stock-based compensation expense related to the ownership units of LLC issued to CDM.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
SEGMENT INFORMATION
Net sales
Frozen foods	$147,491	$155,109	$324,842	$336,448
Dry foods	218,223	151,505	354,757	278,003

Total	$365,714	$306,614	$679,599	$614,451

Earnings (loss) before interest and taxes
Frozen foods	$9,188	$5,229	$15,774	$645
Dry foods	25,032	24,412	43,319	32,197
Unallocated corporate expenses	(4,371)	(3,779)	(9,583)	(8,696)

Total	$29,849	$25,862	$49,510	$24,146

Depreciation and amortization
Frozen foods	$5,037	$9,381	$10,630	$14,521
Dry foods	6,524	3,317	10,217	6,808

Total	$11,561	$12,698	$20,847	$21,329

Capital expenditures
Frozen foods	$4,112	$7,684	$5,716	$10,161
Dry foods	1,982	1,358	3,229	2,108

Total	$6,094	$9,042	$8,945	$12,269

GEOGRAPHIC INFORMATION
Net sales
United States	$351,311	$293,090	$651,836	$589,799
Canada	14,403	13,524	27,763	24,652

Total	$365,714	$306,614	$679,599	$614,451

	June 25, 2006	December 25, 2005
SEGMENT INFORMATION:
Total Assets
Frozen foods	$600,509	$565,266
Dry foods	1,210,694	1,069,811
Corporate	1,275	1,417

Total	$1,812,478	$1,636,494

GEOGRAPHIC INFORMATION
Long-lived assets
United States	$258,151	$219,070
Canada	32	31

Total	$258,183	$219,101

15. Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109.” This interpretation clarifies FASB Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. The provisions of this interpretation are effective for fiscal years beginning after December 15, 2006. The Company is assessing what impact, if any, adoption of this statement would have on its financial statements.

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

The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of June 25, 2006 and December 25, 2005 and (b) the related consolidating statements of operations and cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiary for the three and six months ended June 25, 2006 and June 26, 2005.

(2)	Elimination entries necessary to consolidate the Company with its guarantor subsidiaries and nonguarantor subsidiary.

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Balance Sheet

June 25, 2006

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$2	$8,934	$741	$—	$9,677
Accounts receivable, net	77,391	31,335	3,755	—	112,481
Intercompany accounts receivable	—	59,554	—	(59,554)	—
Inventories, net	91,943	60,830	3,343	—	156,116
Other current assets	3,259	3,410	39	—	6,708
Deferred tax assets	495	717	63	—	1,275

Total current assets	173,090	164,780	7,941	(59,554)	286,257

Plant assets, net	141,285	116,866	32	—	258,183
Investment in subsidiaries	352,524	(2,086)	—	(350,438)	—
Intercompany note receivable	66,755	—	—	(66,755)	—
Tradenames	683,826	106,156	—	—	789,982
Other assets, net	64,865	128	—	—	64,993
Goodwill	272,596	140,467	—	—	413,063

Total assets	$1,754,941	$526,311	$7,973	$(476,747)	$1,812,478

Current liabilities:
Current portion of long-term obligations	$10	$152	$—	$—	$162
Notes payable	—	1,647	—	—	1,647
Accounts payable	21,154	33,357	2,873	—	57,384
Intercompany accounts payable	54,881	—	4,673	(59,554)	—
Accrued trade marketing expense	23,020	12,814	2,116	—	37,950
Accrued liabilities	51,797	22,017	256	—	74,070
Accrued income taxes	85	983	139	—	1,207

Total current liabilities	150,947	70,970	10,057	(59,554)	172,420
Long-term debt	1,000,843	116	—	—	1,000,959
Intercompany note payable	—	66,755	—	(66,755)	—
Pension and other postretirement benefits	8,743	10,476	—	—	19,219
Other long-term liabilities	560	—	—	—	560
Deferred tax liabilities	200,560	25,470	2	—	226,032

Total liabilities	1,361,653	173,787	10,059	(126,309)	1,419,190

Commitments and contingencies	—	—	—	—	—

Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	571,440	347,448	935	(348,383)	571,440
Accumulated other comprehensive (loss) income	(3,704)	(3,704)	(3,704)	7,408	(3,704)
Carryover of Predecessor basis of net assets	(17,338)	—	—	—	(17,338)
(Accumulated deficit) retained earnings	(157,110)	8,780	683	(9,463)	(157,110)

Total shareholder’s equity	393,288	352,524	(2,086)	(350,438)	393,288

Total liabilities and shareholder’s equity	$1,754,941	$526,311	$7,973	$(476,747)	$1,812,478

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Operations

For the three months ended June 25, 2006

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$211,589	$146,301	$14,403	$(6,579)	$365,714

Costs and expenses
Cost of products sold	169,772	117,982	11,340	(6,371)	292,723
Marketing and selling expenses	14,215	9,915	2,203	—	26,333
Administrative expenses	7,671	4,688	446	—	12,805
Research and development expenses	617	371	—	—	988
Intercompany royalties	—	—	30	(30)	—
Intercompany technical service fees	—	—	178	(178)	—
Other expense (income), net	2,959	57	—	—	3,016
Equity in (earnings) loss of investees	(10,992)	(70)	—	11,062	—

Total costs and expenses	184,242	132,943	14,197	4,483	335,865

Earnings (loss) before interest and taxes	27,347	13,358	206	(11,062)	29,849
Intercompany interest (income) expense	(2,099)	2,099	—	—	—
Interest expense	21,844	26	—	—	21,870
Interest income	—	247	14	—	261

Earnings (loss) before income taxes	7,602	11,480	220	(11,062)	8,240
Provision for income taxes	6,497	488	150	—	7,135

Net earnings (loss)	$1,105	$10,992	$70	$(11,062)	$1,105

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Operations

For the three months ended June 26, 2005

	Pinnacle Foods Group Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$147,783	$150,666	$13,524	$(5,359)	$306,614

Costs and expenses
Cost of products sold	124,227	117,906	9,254	(5,167)	246,220
Marketing and selling expenses	11,570	9,245	1,196	—	22,011
Administrative expenses	5,201	4,629	267	—	10,097
Research and development expenses	483	443	—	—	926
Intercompany royalties	—	—	71	(71)	—
Intercompany technical service fees	—	—	121	(121)	—
Other expense (income), net	1,239	259	—	—	1,498
Equity in loss (earnings) of investees	(16,048)	(1,663)	—	17,711	—

Total costs and expenses	126,672	130,819	10,909	12,352	280,752

Earnings (loss) before interest and taxes	21,111	19,847	2,615	(17,711)	25,862
Intercompany interest (income) expense	(3,263)	3,263	—	—	—
Interest expense	20,870	12	—	—	20,882
Interest income	—	162	5	—	167

Earnings (loss) before income taxes	3,504	16,734	2,620	(17,711)	5,147
Provision for income taxes	5,678	686	957	—	7,321

Net (loss) earnings	$(2,174)	$16,048	$1,663	$(17,711)	$(2,174)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Operations

For the six months ended June 25, 2006

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$395,157	$271,112	$27,763	$(14,433)	$679,599

Costs and expenses
Cost of products sold	308,185	230,016	22,470	(14,055)	546,616
Marketing and selling expenses	29,218	17,507	3,700	—	50,425
Administrative expenses	16,358	9,258	786	—	26,402
Research and development expenses	1,183	737	—	—	1,920
Intercompany royalties	—	—	60	(60)	—
Intercompany technical service fees	—	—	318	(318)	—
Other expense (income), net	4,632	94	—	—	4,726
Equity in (earnings) loss of investees	(8,077)	(216)	—	8,293	—

Total costs and expenses	351,499	257,396	27,334	(6,140)	630,089

Earnings (loss) before interest and taxes	43,658	13,716	429	(8,293)	49,510
Intercompany interest (income) expense	(4,295)	4,295	—	—	—
Interest expense	41,359	33	—	—	41,392
Interest income	—	378	22	—	400

Earnings (loss) before income taxes	6,594	9,766	451	(8,293)	8,518
Provision for income taxes	11,909	1,689	235	—	13,833

Net (loss) earnings	$(5,315)	$8,077	$216	$(8,293)	$(5,315)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Operations

For the six months ended June 26, 2005

	Pinnacle Foods Group Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$328,054	$273,576	$24,652	$(11,831)	$614,451

Costs and expenses
Cost of products sold	267,408	233,244	18,732	(11,397)	507,987
Marketing and selling expenses	32,594	18,439	1,929	—	52,962
Administrative expenses	12,458	9,452	556	—	22,466
Research and development expenses	1,110	856	—	—	1,966
Intercompany royalties	—	—	145	(145)	—
Intercompany technical service fees	—	—	289	(289)	—
Other expense (income), net	3,934	990	—		4,924
Equity in (earnings) loss of investees	(5,177)	(1,901)	—	7,078	—

Total costs and expenses	312,327	261,080	21,651	(4,753)	590,305

Earnings (loss) before interest and taxes	15,727	12,496	3,001	(7,078)	24,146
Intercompany interest (income) expense	(6,207)	6,205	2	—	—
Interest expense	35,118	17	—	—	35,135
Interest income	—	213	10	—	223

(Loss) earnings before income taxes	(13,184)	6,487	3,009	(7,078)	(10,766)
Provision for income taxes	11,418	1,310	1,108	—	13,836

Net (loss) earnings	$(24,602)	$5,177	$1,901	$(7,078)	$(24,602)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Cash Flows

For the six months ended June 25, 2006

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings	$(5,315)	$8,077	$216	$(8,293)	$(5,315)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	13,110	7,733	4	—	20,847
Restructuring and impairment charge	—	—	—	—	—
Amortization of debt acquisition costs	3,259	—	—	—	3,259
Amortization of bond premium	(278)	—	—	—	(278)
Change in value of financial instruments	(182)	—	—	—	(182)
Stock-based compensation charge	2,015	—	—	—	2,015
Equity in loss (earnings) of investees	(8,077)	(216)	—	8,293	—
Postretirement healthcare benefits	468	(138)	—	—	330
Pension expense	218	566	—	—	784
Other long-term liabilities	80	—	—	—	80
Deferred income taxes	11,004	1,990	(2)	—	12,992
Changes in working capital, net of acquisition
Accounts receivable	(33,773)	(3,129)	831	—	(36,071)
Intercompany accounts receivable/payable	50,724	(52,941)	2,217	—	—
Inventories	10,671	42,664	544	—	53,879
Accrued trade marketing expense	3,613	2,190	(936)	—	4,867
Accounts payable	(3,544)	7,978	(2,214)	—	2,220
Accrued liabilities	(1,991)	3,056	(91)	—	974
Other current assets	(544)	845	340	—	641

Net cash provided by operating activities	41,458	18,675	909	—	61,042

Cash flows from investing activities
Payments for business acquisitions	(186,869)	—	—	—	(186,869)
Capital expenditures	(3,839)	(5,101)	(5)	—	(8,945)

Net cash used in investing activities	(190,708)	(5,101)	(5)	—	(195,814)

Cash flows from financing activities
Change in bank overdrafts	—	(6,550)	(163)	—	(6,713)
Repayment of capital lease obligations	(5)	(72)	—	—	(77)
Equity contribution	40,000	—	—	—	40,000
Debt acquisition costs	(3,743)	—	—	—	(3,743)
Proceeds from bank term loan	143,000	—	—	—	143,000
Proceeds from notes payable borrowing	—	2,410	—	—	2,410
Repayments of notes payable	—	(947)	—	—	(947)
Repayments of long term obligations	(30,000)	—	—	—	(30,000)

Net cash provided by (used in) financing activities	149,252	(5,159)	(163)	—	143,930

Effect of exchange rate changes on cash	—	—	—	—	—
Net change in cash and cash equivalents	2	8,415	741	—	9,158
Cash and cash equivalents - beginning of period	—	519	—	—	519

Cash and cash equivalents - end of period	$2	$8,934	$741	$—	$9,677

Supplemental disclosures of cash flow information:
Interest paid	$45,256	$—	$—	$—	$45,256
Interest received	—	378	22	—	400
Income taxes refunded (paid)	—	35	(251)	—	(216)
Non-cash investing activity:
Capital lease activity	—	(12)	—	—	(12)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Cash Flows

For the six months ended June 26, 2005

	Pinnacle Foods Group Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings	$(24,602)	$5,177	$1,901	$(7,078)	$(24,602)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	12,541	8,785	3	—	21,329
Restructuring and impairment charge	1,502	—	—	—	1,502
Amortization of debt acquisition costs	2,614	—	—	—	2,614
Amortization of bond premium	(257)	—	—	—	(257)
Change in value of financial instruments	(1,261)	—	—	—	(1,261)
Equity in loss (earnings) of investees	(5,177)	(1,901)	—	7,078	—
Postretirement healthcare benefits	13	(137)	—	—	(124)
Pension expense	—	298	—	—	298
Deferred income taxes	11,359	1,098	—	—	12,457
Changes in working capital
Accounts receivable	(1,634)	(629)	826	—	(1,437)
Intercompany accounts receivable/payable	29,090	(28,479)	(611)	—	—
Inventories	15,033	23,750	362	—	39,145
Accrued trade marketing expense	(11,131)	3,452	(1,581)	—	(9,260)
Accounts payable	(27,702)	2,153	(298)	—	(25,847)
Accrued liabilities	5,672	1,345	606	—	7,623
Other current assets	—	603	—		603

Net cash provided by operating activities	6,060	15,515	1,208	—	22,783

Cash flows from investing activities
Capital expenditures	(6,796)	(5,464)	(9)	—	(12,269)
Pinnacle merger consideration	1,595	—	—	—	1,595
Sale of plant assets	—	561	—	—	561

Net cash used in investing activities	(5,201)	(4,903)	(9)	—	(10,113)

Cash flows from financing activities
Change in bank overdrafts	—	(308)	—	—	(308)
Repayment of capital lease obligations	(5)	(57)	—	—	(62)
Debt acquisition costs	(34)	—	—	—	(34)
Proceeds from notes payable borrowings	31,626	—	—	—	31,626
Repayments of notes payable	(30,177)	—	—	—	(30,177)
Repayments of long term obligations	(2,725)	—	—	—	(2,725)

Net cash used in financing activities	(1,315)	(365)	—	—	(1,680)

Effect of exchange rate changes on cash	—	—	—	—	—

Net change in cash and cash equivalents	(456)	10,247	1,199	—	10,990

Cash and cash equivalents - beginning of period	490	1,745			2,235

Cash and cash equivalents - end of period	$34	$11,992	$1,199	$—	$13,225

Supplemental disclosures of cash flow information:
Interest paid	$30,184	$—	$—	$—	$30,184
Interest received	—	213	10	—	223
Income taxes refunded (paid)	—	622	(184)	—	438

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, except where noted)

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. You should read this analysis in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this quarterly report on Form 10-Q, the words “estimates,” “expects,” “contemplates”, “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materiality from what is expressed in or indicated by the forward-looking statements.

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

As described in Note 3 to the Consolidated Financial Statements, on March 1, 2006, the Company acquired certain assets and assumed certain liabilities of the food products business (the “Armour Business”) of The Dial Corporation for $183 million in cash. The acquisition of the Armour Business is expected to complement the Company’s existing product lines that together will provide growth opportunities and scale. The Armour Business is a leading manufacturer, distributor and marketer of products in the $1.1 billion canned meats category. For the year ended December 31, 2005, the Armour Business had net sales of approximately $225 million. Primarily all of the products are produced at the manufacturing facility located in Ft. Madison, Iowa, which was acquired in the transaction. Products are sold under the Armour brand name as well as private-label and certain co-pack arrangements. The Armour Business offers products in eleven of the fifteen segments within the canned meat category, including Vienna sausage, potted meat, and sliced dried beef. The consolidated financial statements include the results of operation of the Armour Business from the date of acquisition.

In November 2003, we entered into a $675.0 million credit agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available in connection with the Pinnacle Transaction and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger. Concurrently with the acquisition of the Armour Business but effective as of February 14, 2006, the Company entered into an Amendment No. 4 and Agreement to the existing senior secured credit facilities. Among other things, the amendment approved the acquisition and provided for the making of $143.0 million of additional tack-on term loans to fund a portion of the acquisition. The senior secured credit facilities also provide for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolving credit facility as of June 25, 2006 and December 25, 2005.

Additionally, in November 2003 and February 2004, we issued $200 million and $194 million, respectively, of 8 1/4% senior subordinated notes. The terms of the November 2003 and February 2004 notes are the same and are issued under the same indenture.

During the six months ended June 25, 2006 and June 26, 2005, our earnings (loss) before interest and taxes were negatively impacted by certain items. These items included:

•	The six months ended June 26, 2005 and June 25, 2006 were impacted by plant consolidation costs related the closing the Omaha, Nebraska and Erie, Pennsylvania production facilities as well as the shutdown of a production line in our Mattoon, Illinois production facility. These costs, which were part of our plan of consolidating and streamlining production activities after the Aurora Merger, are discussed below under the heading “Plant Consolidation.”

•	In the six months ended June 25, 2006, we recorded a charge of $4,570 related to the flow through of the increase in the fair market value of inventories acquired in the Armour Business.

•	In the six months ended June 25, 2006, we recorded non-cash equity compensation of $1,415 for certain ownership units of Crunch Equity Holdings, LLC issued to CDM Investor Group LLC, which is controlled by certain members of PFGI’s management in connection with the Armour acquisition.

•	In the six months ended June 25, 2006, we recorded non-cash equity compensation of $600 related to stock options granted to employees of PFGI and accounted for in accordance with SFAS 123(R), “Share-Based Payment (Revised 2004)”, which was adopted at the start of fiscal 2006.

Additionally, in the continuing effort to revitalize our brands, we introduced several new products during the first quarter of 2005 and incurred a substantially higher level of slotting expenses and a higher level of coupon expenses. These high levels of expense did not continue throughout the remainder of 2005. During the first six months of 2006, our product introductions were significantly less than the prior year and consequently our slotting and coupon expense was less. Both slotting and coupon expenses are deducted from shipments (as discussed below) in arriving at net sales in our Consolidated Statement of Operations.

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

On June 2, 2006, we amended our senior secured credit facilities, which principally reduced the applicable margin with respect to our term loan by 1.25%. See a further discussion on the senior secured credit facilities amendments in the Liquidity section.

We are currently working on integrating the Armour Business acquired in the first quarter of 2006. Through the Aurora Merger in 2004 and the acquisition of the Armour Business, we have enhanced our existing product offerings and launched dozens of new offerings. Our focused strategy remains the same and includes:

•	capitalize on our diversified product portfolio;

•	leverage our brand names for share leadership;

•	expand the foodservice and private label businesses;

•	expand the Vlasic and Duncan Hines brands in Canada;

•	continue to achieve significant productivity improvements; and

•	complete the integration and execute on our synergy opportunities.

Plant Consolidations

Omaha, Nebraska Production Facility

During the six months ended June 25, 2006 and June 26, 2005, we recorded restructuring charges totaling $0.1 million and $1.0 million pertaining to our decision to permanently close the Omaha, Nebraska production facility. Charges from the date of the announced closing in April 2004 total $17.0 million. These charges are recorded as a component of Other expense (income), net in the consolidated statement of operations. The closure was part of our plan of consolidating and streamlining production activities after the Aurora Merger. These charges were recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits”, SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In determining such charges, we made certain estimates and judgments surrounding the amounts ultimately to be paid and received for the actions we have taken.

Production from the Omaha plant, which manufactured Swanson frozen entree retail products and frozen foodservice products, has been relocated to our Fayetteville, Arkansas and Jackson, Tennessee production facilities. Activities related to the final closure of the plant were completed in the first quarter of 2005 and resulted in the elimination of 411 positions.

In order to estimate the costs related to our restructuring efforts, management made its best estimates of the most likely expected outcomes of the significant activities to accomplish the restructuring. These estimates principally related to charges for asset impairment for the owned facility in Omaha, employee severance costs to be paid, and other plant shutdown and relocation costs. The most significant of these estimated costs related to the asset impairment of the Omaha facility, which was based upon the net book value of the assets that were not being transferred, less the cash flows from production until shutdown and a reasonable salvage value for the land, building and equipment to be sold. We initially recorded a charge of $7.4 million during fiscal 2004 for the impairment of these assets, which was our best estimate of the impairment charge at the time. We had planned to transfer equipment with a net book value of approximately $9.7 million to other production locations, primarily in Fayetteville, Arkansas and Jackson, Tennessee. Due to the delay in closing the Omaha plant and the need to have production up and running in the Fayetteville plant, we were unable to transfer certain equipment with a net book value of $6.2 million and instead incurred capital expenditures to purchase, build and modify the necessary equipment in Fayetteville. In addition to the impairment charge initially recorded in fiscal 2004, we evaluated the remaining property, plant and equipment as well as existing offers to sell the plant and equipment, and recorded an additional impairment charge of $2.6 million in the 21 weeks ended December 26, 2004. Total capital expenditures in connection with this plant consolidation project totaled approximately $8.6 million.

The severance costs, which include continuation of employee benefits for salaried employees, total $2.6 million, all of which has been incurred and paid.

The costs associated with transferring certain assets to the Fayetteville and Jackson facilities along with the costs necessary to shut down the Omaha facility are included in other restructuring costs as they are incurred. Since the April 7, 2004 closure announcement, these costs have totaled $4.4 million. The Company will continue to incur certain costs until the plant is sold. We expect these costs to approximate $0.1 million per quarter and the costs will be recorded in expense as incurred in the Company’s statements of operations. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, proceeds received from the sale of the land and equipment will depend on our success in negotiating with buyers and the current real estate market in Omaha. We will review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes in estimates to our restructuring obligations in our consolidated financial statements for such quarter based on management’s then-current estimates.

Erie, Pennsylvania Production Facility

During the six months ended June 25, 2006 and June 26, 2005, we recorded restructuring charges totaling $0.9 million and $0.7 pertaining to our decision to permanently close the Erie, Pennsylvania production facility. Charges from the date of the announced closing in April 2005 total $6.8 million. Production has ceased at the facility, which is currently being prepared for sale. The charges are recorded as a component of Other expense (income), net in the consolidated statement of operations. The closure was part of our continuing plan to streamline production activities. These charges were recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In determining such charges, we made certain estimates and judgments surrounding the amounts ultimately to be paid and received for the actions we have taken.

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

In order to estimate the costs related to our restructuring efforts, management made its best estimates of the most likely expected outcomes of the significant activities to accomplish the restructuring. These estimates principally related to charges for employee severance and related costs to be paid and other plant shutdown and relocation costs. The employee related costs, which include severance and other benefits, total $1.0 million, all of which has been paid and incurred as of June 25, 2006.

The estimated costs associated with transferring certain assets to the Jackson facility along with estimates of the costs necessary to shut down the Erie facility are included in other restructuring costs as they are incurred. We anticipate that costs through completion of the program will approximate $6.0 million. Through June 25, 2006, $5.8 million has been incurred. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, proceeds received from the sale of the land and equipment will depend on our success in negotiating with buyers and the current real estate market in Erie. We will review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes in estimates to our restructuring obligations in our consolidated financial statements for such quarter based on management’s then-current estimates.

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

As of June 25, 2006, we had an accrued restructuring liability of $0.5 million, of which $0.2 million related to the Omaha plant shutdown, $0.1 million related to the Erie plant shutdown and the balance related to severance costs from the Aurora Merger. We expect all of these costs to be paid during the second half of 2006.

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

The following table reconciles shipments to net sales for the consolidated company, the frozen foods segment and the dry foods segment for three months ended June 25, 2006 and June 26, 2005

For the three months ended,

	Consolidated		Frozen Foods		Dry Foods
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Shipments	$501.3	$430.4	$202.8	$213.7	$298.5	$216.7
Less: Aggregate trade marketing and consumer coupon redemption expenses	132.7	120.4	54.3	58.3	78.4	62.1
Less: Slotting expense	2.9	3.4	1.1	0.3	1.8	3.1

Net sales	$365.7	$306.6	$147.4	$155.1	$218.3	$151.5

For the six months ended,

	Consolidated		Frozen Foods		Dry Foods
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Shipments	$936.7	$894.5	$447.9	$485.3	$488.8	$409.2
Less: Aggregate trade marketing and consumer coupon redemption expenses	241.6	244.5	113.2	133.9	128.4	110.6
Less: Slotting expense	15.5	35.5	9.9	14.9	5.6	20.6

Net sales	$679.6	$614.5	$324.8	$336.5	$354.8	$278.0

Consolidated statements of operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales. In accordance with GAAP, the results for the three and six months ended June 25, 2006 only include the results of operations of the Armour business from the date of acquisition, March 1, 2006, through the end of the period.

	Three months ended				Six months ended
	June 25, 2006		June 26, 2005		June 25, 2006		June 26, 2005
Net sales	$365.7	100.0%	$306.6	100.0%	$679.6	100.0%	$614.5	100.0%
Costs and expenses
Cost of products sold	292.7	80.0%	246.2	80.3%	546.6	80.4%	508.0	82.7%
Marketing and selling expenses	26.3	7.2%	22.0	7.2%	50.4	7.4%	53.0	8.6%
Administrative expenses	12.8	3.5%	10.1	3.3%	26.4	3.9%	22.5	3.7%
Research and development expenses	1.0	0.3%	0.9	0.3%	1.9	0.3%	2.0	0.3%
Other expense (income), net	3.1	0.8%	1.5	0.5%	4.8	0.7%	4.9	0.8%

Total costs and expenses	$335.9	91.9%	$280.7	91.6%	$630.1	92.7%	$590.4	96.1%

Earnings before interest and taxes	$29.8	8.1%	$25.9	8.4%	$49.5	7.3%	$24.1	3.9%

	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net sales
Frozen foods	$147.4	$155.1	$324.8	$336.5
Dry foods	218.3	151.5	354.8	278.0

Total	$365.7	$306.6	$679.6	$614.5

Earnings before interest and taxes
Frozen foods	$9.2	$5.3	$15.8	$0.6
Dry foods	25.0	24.4	43.3	32.2
Unallocated corporate expenses	(4.4)	(3.8)	(9.6)	(8.7)

Total	$29.8	$25.9	$49.5	$24.1

Depreciation and amortization
Frozen foods	$5.0	$9.4	$10.6	$14.5
Dry foods	6.5	3.3	10.2	6.8

Total	$11.5	$12.7	$20.8	$21.3

Three months ended June 25, 2006 compared to three months ended June 26, 2005

Net sales. Shipments in the three months ended June 25, 2006 were $501.3 million, an increase of $70.9 million, compared to shipments in the three months ended June 26, 2005 of $430.4 million. The Armour acquisition resulted in $61.6 million of increased shipments. All other businesses were up $9.3 million. Net sales in the three months ended June 25, 2006 were $365.7 million, an increase of $59.1 million, compared to net sales in the three months ended June 26, 2005 of $306.6 million. The Armour acquisition resulted in $48.7 million of increased net sales. All other businesses were up $10.4 million.

Frozen foods: Shipments in the three months ended June 25, 2006 were $202.8 million, a decrease of $10.9 million. The change was driven by a $16.4 million decrease in our Swanson business sales, resulting from a reduction of unprofitable trade deals. Partially offsetting this decline was a $4.5 million increase in the Seafood business sales, the result of improved product supplies following a production interruption in the first quarter of 2006. Aggregate trade marketing and consumer coupon redemption expenses and slotting expenses decreased $3.2 million, the result of lower trade marketing and consumer coupon redemption activity in 2006. As a result, frozen foods net sales decreased $7.7 million, again resulting from sales declines in the Swanson business.

Dry foods: Shipments in the three months ended June 25, 2006 were $298.5 million, an increase of $81.8 million. The recently acquired Armour business increased shipments $61.6 million. The remaining change of $20.2 million was from our existing businesses and was due to increases in our pickle product line and Duncan Hines product line sales, resulting from the shift in timing of seasonal Easter sales in 2006 versus 2005. Aggregate trade marketing and consumer coupon redemption expenses and slotting expenses increased $15.0 million, of which $12.9 million relate to the acquisition of the Armour business. As a result, dry foods net sales increased $66.8 million, of which $48.7 million of the increase resulted from the sales of products related to the acquisition of the Armour business. The net sales of the remaining businesses increased $18.1 million, or 11.9%, for the three months ended June 25, 2006.

Cost of products sold. Our cost of products sold was $292.7 million, or 80.0% of net sales, in the three months ended June 25, 2006, versus cost of products sold of $246.2 million, or 80.3% of net sales, in the three months ended June 26, 2005. The products acquired in the Armour business resulted in an additional $46.8 million of cost of products sold in the three months ended June 25, 2006, including additional costs of $2.5 million related to post-acquisition sales of inventories written up to fair value at the date of the Armour acquisition. The cost of product sold for the remaining businesses was $245.9 million, or 77.6% of net sales, a 2.7 percentage point improvement. The principal driver of the improved cost of product sold as a percent of net sales rate was a decline in freight and distribution expenses as we continue to improve our efficiency in this area. The change in these costs accounted for 1.7 percentage points of the improvement. A favorable mix of products sold, resulting from increased sales of higher margin products, accounted for the balance of the change.

Marketing and selling expenses. Marketing and selling expenses were $26.3 million, or 7.2% of net sales, in the three months ended June 25, 2006 compared to $22.0 million, or 7.2% of net sales, in the three months ended June 26, 2005. The acquisition of the Armour business contributed $1.4 million of an increase for the three months ended June 25, 2006. The balance of the change was due primarily to higher consumer promotion expense of $2.2 million, primarily in our Swanson and Vlasic pickle businesses.

Administrative expenses. Administrative expenses were $12.8 million in the three months ended June 25, 2006 compared to $10.1 million in the three months ended June 26, 2005. The acquisition of the Armour business contributed $1.8 million of an increase for the three months ended June 25, 2006. Resumption of the management fees to JPMP and JWC in accordance with Amendment No. 2 to our senior secured credit facilities ($0.3 million), stock option expense in accordance with SFAS 123(R) ($0.3 million), and a series of smaller non-recurring items comprise the remainder of the increase.

Research and development expenses. Research and development expenses were $1.0 million, or 0.3% of net sales, in the three months ended June 25, 2006 compared with $0.9 million, or 0.3% of net sales, in the three months ended June 26, 2005.

Other expense (income), net. Other expense was $3.1 million in the three months ended June 25, 2006 as compared to $1.5 million in the three months ended June 26, 2005. For the three months ended June 25, 2006, restructuring charges totaled $0.5 million related to the closure of our Erie, Pennsylvania frozen food facility, which is discussed above under Plant Consolidation. For the three months ended June 26, 2005, restructuring and impairment charges totaled $0.3 million related to the closure of our Omaha, Nebraska frozen food facility. In addition, for the three months ended June 25, 2006, $1.2 million of amortization expense was incurred related to assets associated with the Armour acquisition. The remaining businesses incurred $1.2 million of amortization expense in both the three months ended June 25, 2006 and the three months ended June 26, 2005.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $3.9 million to $29.8 million in the three months ended June 25, 2006 from $25.9 million in EBIT in the three months ended June 26, 2005. This increase resulted from a $3.9 million increase in frozen foods EBIT and a $0.6 million increase in dry foods EBIT, which were partially offset by a $0.6 million increase in unallocated corporate expenses.

Frozen foods: Frozen foods EBIT increased by $3.9 million in the three months ended June 25, 2006. In 2006, we recorded a charge of $0.5 million related to the plant consolidation expense from the closure of the Erie, Pennsylvania frozen foods facility. In 2005, we recorded $4.2 million of accelerated depreciation expense related to the plant closure of the Erie, Pennsylvania frozen foods facility. The balance of our frozen foods EBIT increased $0.2 million, principally due to reduced trade promotions and improvements in freight and distribution expense. Offsetting these improvements was the unfavorable impact of lower sales volumes.

Dry foods: Dry foods EBIT increased $0.6 million in the three months ended June 25, 2006 and included a $2.4 million loss related to the acquisition of the Armour business. The Armour results include the impact of the $2.5 million charge recorded in the three months ended June 25, 2006 related to post-acquisition sales of inventories written up to fair value at the date of the acquisition. The balance of the dry foods EBIT increased $3.0 million, principally driven by $18.1 million of increased net sales in the quarter, mainly in our Duncan Hines and Vlasic pickles businesses. In addition, freight and storage costs decreased resulting from the reorganization of our warehousing network.

Interest expense, net. Interest expense, net was $21.6 million in the three months ended June 25, 2006, compared to $20.7 million in the three months ended June 26, 2005. Included in the interest expense, net, amount was $0.8 million and ($2.5) million for the three months ended June 25, 2006 and the three months ended June 26, 2005 respectively, recorded from gains and (losses) on interest rate swap agreements. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense. Excluding the impact of the interest rate swaps, the increase in interest expense of $4.4 million was the result of higher interest rates on our bank borrowings ($2.4 million), higher average bank debt levels resulting from the borrowings to fund the Armour Acquisition ($1.2 million), higher amortization of debt issue costs resulting from the Armour Acquisition as well as the impact of our prepayments of our bank borrowings.($0.7 million) and other ($0.1 million).

Provision for income taxes. The effective tax rate was 86.6% in the three months ended June 25, 2006, compared to 142.2% in the three months ended June 26, 2005. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the three month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

Under Internal Revenue Code Section 382, Aurora is a loss corporation. Section 382 of the Code places limitations on our ability to use Aurora’s net operating loss carry forward to offset our income. The annual net operating loss limitation is approximately $13-15 million subject to other rules and restrictions.

Six months ended June 25, 2006 compared to six months ended June 26, 2005

Net sales. Shipments in the six months ended June 25, 2006 were $936.7 million, an increase of $42.2 million, compared to shipments in the six months ended June 26, 2005 of $894.5 million. The Armour acquisition resulted in $76.9 million of increased shipments. All other businesses were down $34.7 million. Net sales in the six months ended June 25, 2006 were $679.6 million, an increase of $65.1 million, compared to net sales in the six months ended June 26, 2005 of $614.5 million. The Armour acquisition resulted in $62.1 million of increased net sales. All other businesses were up $3.0 million.

Frozen foods: Shipments in the six months ended June 25, 2006 were $447.9 million, a decrease of $37.4 million. The change was driven by a $28.3 million decrease in the Seafood business sales, resulting from finished product supply issues attributed to the delayed start up of a new production line, which occurred in the first quarter of 2006. In addition, our Swanson business sales were down $17.4 million, resulting from a reduction of unprofitable trade promotions. Aggregate trade marketing and consumer coupon redemption expenses and slotting expenses decreased $25.7 million, the result of lower trade marketing and new product launch activity in 2006. As a result, frozen foods net sales decreased $11.7 million, again resulting from sales declines in the Seafood and Swanson businesses.

Dry foods: Shipments in the six months ended June 25, 2006 were $488.8 million, an increase of $79.6 million. The recently acquired Armour business increased shipments $76.9 million. The increase in our remaining businesses was due to increases in our foodservice and private label sales. Aggregate trade marketing and consumer coupon redemption expenses and slotting expenses increased $2.8 million. The Armour Acquisition results in $14.8 million of increased aggregate trade marketing and consumer coupon redemption expenses. On the remaining businesses, aggregate trade marketing and consumer coupon redemption expenses and slotting expenses decreased $12.0 million, the result of reduced new product launch activity and the related slotting expense. As a result, dry foods net sales increased $76.8 million, of which $62.0 million of the increase resulted from the sales of products related to the acquisition of the Armour business. The net sales of the remaining businesses increased $14.8 million, or 5.3%, for the three months ended June 25, 2006.

Cost of products sold. Our cost of products sold was $546.6 million, or 80.4% of net sales in the six months ended June 25, 2006, versus cost of products sold of $508.0 million, or 82.7% of net sales in the six months ended June 26, 2005, a 2.3 percentage point improvement. The products acquired in the Armour business resulted in an additional $59.6 million of cost of products sold in the six months ended June 25, 2006, including additional costs of $4.6 million related to post-acquisition sales of inventories written up to fair value at the date of the Armour acquisition. The principal driver of the improved cost of product sold as a percent of net sales rate was a decline in aggregate trade marketing (including the slotting mentioned above) and consumer coupon redemption expenses that are classified as reductions to net sales. The change in these costs accounted for 4.6 percentage points of the improvement. Unfavorable mix of products sold, resulting from reduced sales of higher margin products, accounted for the balance of the change.

Marketing and selling expenses. Marketing and selling expenses were $50.4 million, or 7.4% of net sales, in the six months ended June 25, 2006 compared to $53.0 million, or 8.6% of net sales, in the six months ended June 26, 2005. The acquisition of the Armour business contributed $1.8 million of an increase for the six months ended June 25, 2006. The balance of the change was due to lower advertising expense of $8.0 million, primarily in our Seafood and Duncan Hines businesses, the result of reduced new product introductions, and increased other consumer focused marketing programs of $3.0 million, primarily in the Vlasic and Swanson businesses.

Administrative expenses. Administrative expenses were $26.4 million in the six months ended June 25, 2006 compared to $22.5 million in the six months ended June 26, 2005. The acquisition of the Armour business contributed $2.0 million of an increase for the six months ended June 25, 2006. Included in administrative expenses for the six months ended June 25, 2006 was $1.4 million for the non-cash stock compensation charge related to the ownership units of LLC issued to CDM in connection with the acquisition of the Armour Business recorded in the first quarter. Resumption of the management fees to JPMP and JWC in accordance with Amendment No. 2 to our senior secured credit facilities, stock option expense in accordance with SFAS 123(R), and a series of smaller non-recurring items comprise the remainder of the increase.

Research and development expenses. Research and development expenses were $1.9 million, or 0.3% of net sales, in the six months ended June 25, 2006 compared with $2.0 million, or 0.3% of net sales, in the six months ended June 26, 2005.

Other expense (income), net. Other expense was $4.8 million in the six months ended June 25, 2006 as compared to $4.9 million in the six months ended June 26, 2005. For the six months ended June 25, 2006, restructuring charges totaled $1.0 million and consisted of $0.9 million of costs related to the closure of our Erie, Pennsylvania frozen food facility, and $0.1 million of plant consolidation expense related to the closure of our Omaha, Nebraska frozen food facility, all of which are discussed above under Plant Consolidation. For the six months ended June 26, 2005, restructuring and impairment charges totaled $2.6 million and consisted of $0.7 million of costs related to the closure of our Erie, Pennsylvania frozen food facility, a $0.9 million asset impairment for the shutdown of a production line at our Mattoon, Illinois facility, and $1.0 million of plant consolidation expense related to the closure of our Omaha, Nebraska frozen food facility. In addition, for the six months ended June 25, 2006, $1.2 million of amortization expense was incurred related to assets associated with the Armour acquisition. The remaining businesses incurred $2.4 million of amortization expense in both the six months ended June 25, 2006 and the six months ended June 26, 2005.

Earnings (loss) before interest and taxes. Earnings (loss) before interest and taxes (EBIT) increased $25.4 million to $49.5 million in the six months ended June 25, 2006 from $24.1 million in EBIT in the six months ended June 26, 2005. This increase resulted from a $15.2 million increase in frozen foods EBIT and an $11.1 million increase in dry foods EBIT, which were partially offset by a $0.9 million increase in unallocated corporate expenses.

Frozen foods: Frozen foods EBIT increased by $15.2 million in the six months ended June 25, 2006. In 2006, we recorded $0.6 million of accelerated depreciation expense and a charge of $0.9 million related to the plant consolidation expense from the closure of the Erie, Pennsylvania frozen foods facility. In 2005, we recorded $5.8 million related to the plant consolidation expense from the closure of the Omaha, Nebraska ($0.9 million) and Erie, Pennsylvania ($0.7 million) frozen foods facilities, accelerated depreciation expense of $4.2 million related to Erie, Pennsylvania, and a $0.9 million asset impairment write down for the shutdown of a production line at our Mattoon, Illinois facility. In addition, we booked $0.6 million related to lightweight product returns in the six months ended June 26, 2005. The balance of our frozen foods EBIT increased $9.3 million, principally driven by lower marketing spending in the first six months of 2006, mainly in slotting and trade marketing and consumer coupon redemption expense, which are recorded as reductions from net sales, and lower advertising expense. Somewhat offsetting the declines in marketing spending, was the unfavorable impact of lower sales volumes and the unfavorable mix impact of a shift to lower margin product sales.

Dry foods: Dry foods EBIT increased $11.1 million in the six months ended June 25, 2006 and included a $2.6 million loss related to the acquisition of the Armour business. The Armour results include the impact of the $4.6 million charge recorded in the six months ended June 25, 2006 related to post-acquisition sales of inventories written up to fair value at the date of the acquisition. The balance of the dry foods EBIT increased $13.7 million, principally driven by $11.7 million lower marketing spending in the first quarter of 2006, mainly in slotting and consumer coupon redemption expense, which are recorded as reductions from net sales. In addition, freight and storage costs decreased resulting from the reorganization of our warehousing network.

Interest expense, net. Interest expense, net was $41.0 million in the six months ended June 25, 2006, compared to $34.9 million in the six months ended June 26, 2005. Included in the interest expense, net, amount was $1.3 million and $1.4 million for the six months ended June 25, 2006 and the six months ended June 26, 2005 respectively, recorded from gains on interest rate swap agreements. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense. Excluding the impact of the interest rate swaps, the increase in interest expense of $6.2 million was the result of higher interest rates on our bank borrowings ($5.1 million), higher amortization of debt issue costs resulting from the Armour Acquisition as well as the impact of our prepayments of our bank borrowings.($0.6 million) higher average bank debt levels resulting from the borrowings to fund the Armour Acquisition ($0.4 million), and other ($0.1 million).

Provision for income taxes. The effective tax rate was 162.4% in the six months ended June 25, 2006, compared to -128.5% in the six months ended June 26, 2005. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the six month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

Seasonality

We experience seasonality in our sales and cash flows. Sales of pickles, relishes and barbecue sauces tend to be higher in the spring and summer months and demand for Duncan Hines products tends to be higher around the Easter, Thanksgiving and Christmas holidays. We pack the majority of our pickles during a season extending from May through September and also increase our Duncan Hines inventories at that time in advance of the selling season. As a result, our inventory levels are highest during August, September and October, and thus we require more working capital during those months. We are a seasonal net user of cash in the third quarter of the calendar year, which may require us to draw on the revolving credit commitments under our senior secured credit facilities.

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

Statements of cash flows for the six months ended June 25, 2006 compared to June 26, 2005

Net cash provided by operating activities was $61.0 million and $22.8 million for the six months ended June 25, 2006 and June 26, 2005, respectively. Net cash provided by operating activities during the six months ended June 25, 2006 was the result of net earnings excluding non-cash earnings of $35.0 million and a decrease in working capital of $26.0 million. The decrease in working capital was primarily the result of a $53.9 million decrease in inventories that was due to the sell down of the seasonal build from December 2005 and management’s concerted effort to reduce the level of inventories while maintaining customer service levels. The decrease in inventories was offset by a $36.1 million increase in accounts receivable that relates to higher sales principally related to the Armour acquisition as well as the timing of when those sales occurred. The aging of accounts receivable has remained unchanged from December. All other working capital accounts generated $8.2 million of cash, primarily the result of higher accounts payable and accrued liabilities. Net cash provided by operating activities during the six months ended June 26, 2005 was principally the result of $12.0 million of net earnings excluding non-cash items as well as a decrease in working capital. The decrease in working capital included a $39.1 million decrease in inventory that was a result of the sell down of the seasonal build from December 2004. The cash provided by the reduction in inventory levels was offset by a $25.8 million decrease in accounts payable.

Net cash used in investing activities was $195.8 million and $10.1 million for the six months ended June 25, 2006 and June 26, 2005, respectively. Net cash used in investing activities during the six months ended June 25, 2006 includes $186.9 million for consideration paid for the Armour Business and $8.9 million for capital expenditures. Net cash used in investing activities during the six months ended June 26, 2005 includes $12.3 million for capital expenditures less $1.6 million received from the settlement of the working capital adjustment from the Pinnacle Merger as well as $0.6 million related to the sale of idle equipment from our Omaha facility.

Net cash provided by financing activities was $143.9 million during the six months ended June 25, 2006, which principally included proceeds to fund the acquisition of the Armour Business. These proceeds included $143.0 million in proceeds from the senior secured credit facilities and $40.0 million in equity contributions. These proceeds were offset primarily by $30.0 million in repayments of the term loan, $3.7 million in debt acquisition costs and $6.7 million decline in bank overdrafts. Net cash used by financing activities was $1.7 million for the six months ended June 26, 2005. The usage was driven primarily by the scheduled quarterly payments of our senior term loan credit facility of $2.7 million and a $0.3 million decline in bank overdrafts. The usage was offset by borrowings of short term notes payable totaling $1.4 million (net).

The net of all activities resulted in an increase in cash of $9.2 million and $11.0 million during the six months ended June 25, 2006 and June 26, 2005, respectively.

Debt

In November 2003, the Company entered into a $675.0 million Credit Agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party of JPMP) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger on March 19, 2004. Concurrently with the acquisition of the Armour Business but effective as of February 14, 2006, the Company entered into an Amendment No. 4 and Agreement to the existing senior secured credit facilities (“Amendment No. 4”). Among other things, Amendment No. 4 approved the acquisition and provided for the making of $143.0 million of additional tack-on term loans to fund a portion of the acquisition. The term loan matures November 25, 2010. The senior secured credit facilities also provide for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger on March 19, 2004. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolver as of December 25, 2005 and June 25, 2006.

As of June 25, 2006, $2,927 of our term loan was owed to JPMorgan Chase Bank (a related party). There was no related party debt as of December 25, 2005.

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

The applicable margins with respect to our revolving credit facility will vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on our leverage ratio as defined in our senior secured credit facilities. The applicable margin with respect to the term loan facility and the revolving credit facility, which was adjusted in connection with the June 2, 2004 amendment discussed below, is currently:

•	In the case of base rate loans: 1.00% for the term loan and 2.25% for the revolving credit facility.

•	In the case of Eurodollar loans: 2.00% for the term loan and 3.25% for the revolving credit facility.

The range of margins for the revolving credit facility is:

•	In the case of base rate loans: 1.75% to 2.25%.

•	In the case of Eurodollar loans: 2.75% to 3.25%.

A commitment fee of 0.50% per annum applies to the unused portion of the revolving loan facility. For the three and six months ended June 25, 2006, the weighted average interest rate on the term loan was 7.89% and 7.82%, respectively. For the six months ended June 25, 2006, the weighted average interest rate on the revolving credit facility was 9.62%. There were no borrowings under the revolving credit facility during the three months ended June 25, 2006. As of June 25, 2006, the Eurodollar interest rate on the term loan facility was 7.10% and the commitment fee on the undrawn revolving credit facility was 0.50%. For the three and six months ended June 26, 2005, the weighted average interest rate on the term loan was 6.33% and 6.02%, respectively. For the six months ended June 26, 2005, the weighted average interest rate on the revolving credit facility was 6.25%. There were no borrowings under the revolving credit facility during the three months ended June 26, 2005. As of June 26, 2005, the Eurodollar interest rate on the term loan facility was 6.35% and the commitment fee on the undrawn revolving credit facility was 0.50%.

In April and June 2006, we prepaid $15 million and $15 million, respectively, of the term loan facility. Due to the prepayments, the next scheduled installment payable will be in March 2010. The revolving credit facility terminates on November 25, 2009. The aggregate maturities of the term loan outstanding as of June 25, 2006 are $601.2 million in 2010.

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

We pay a commission on the face amount of all outstanding letters of credit drawn under the senior secured credit facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. We also pay a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities cannot exceed $40 million. As of December 25, 2005 and June 25, 2006, we had utilized $11.5 million and $12.7 million, respectively, of the revolving credit facility for letters of credit. Of the $130 million revolving credit facility available, as of December 25, 2005 and June 25, 2006, we had an unused balance of $118.5 million and $117.3 million, respectively, available for future borrowings and letters of credit, of which a maximum of $28.5 million and $27.3 million, respectively, may be used for letters of credit.

In November 2003 and February 2004, we issued $200.0 million and $194.0 million, respectively, 8 1/4% senior subordinated notes. The February 2004 notes resulted in gross proceeds of $201.0 million, including premium. The terms of the February 2004 notes are the same as the November 2003 notes and are issued under the same indenture. The notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries.

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

Amendments to Senior Secured Credit Facilities

On September 14, 2004, we were first in default under our senior secured credit facilities. On November 19, 2004 we received required lender approval to permanently waive the defaults mentioned above and amend the financial covenants for future reporting periods. The terms of the permanent amendment and waiver included among other items, a 50 basis point increase to the applicable margin (described above), the addition of a new senior covenant leverage ratio through December 2005, amendment of the interest expense coverage ratio through December 2005, suspension of the maximum total leverage ratio until March 2006, and certain limitations, restrictions and additional reporting requirements during the amendment period which ends on the second business day following the date on which we deliver to the Administrative Agent financial statements for the fiscal quarter ending March 2006, which occurred on May 10, 2006.

In connection with Amendment No. 4 dated February 14, 2006, the senior secured credit facilities were also changed in other respects, including: (a) the leverage ratio calculations have been adjusted such that the amount of indebtedness used in such calculations is no longer subject to averaging and is reduced by certain cash and cash equivalents, (b) the leverage ratio threshold for the quarter ending on or about March 31, 2006 has been changed from 5.00 to 1.00 to 5.25 to 1.00, and (c) under certain circumstances, we may be able to use equity contributions to cure financial covenant defaults, if any, that may occur in the future under the senior secured credit facilities.

On June 2, 2006, we entered into Amendment No. 5, which amended the senior credit facilities in the following manner: (a) to reduce the applicable margin with respect to any Term Loan to (i) 1.00% per annum, in the case of an ABR Loan or (ii) 2.00% per annum, in the case of a Eurodollar Loan, (b) to require the payment of certain fees in connection with repricings of the Term Loans on or prior to June 2, 2007 and (c) to permit additional Indebtedness in an aggregate principal amount of up to $15,000,000 arising from letters of credit issued other than pursuant to the Credit Agreement.

As of June 25, 2006, we were in compliance with the amended and added covenants as discussed above. Based on current estimates, we believe that we will meet the financial targets set forth above and, as such, will maintain compliance with debt covenant requirements for at least the next 12 months

INFLATION

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

Stock-based Compensation

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the six months ended June 25, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). Stock-based compensation expense related to employee stock options for the six months ended June 25, 2006 as a result of adopting SFAS 123(R) was $600, $596 net of tax. In addition, we recorded $1,415 (with no related tax impact) for stock-based compensation expense for the six months ended June 25, 2006 for certain ownership units of LLC that were issued to CDM, which is controlled by certain members of PFGI’s management (see discussion below). There was no stock-based compensation expense recognized during the six months ended June 26, 2005.

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

We continue to use the lattice-binomial option-pricing model (“lattice-binomial model”) as its method of valuation for stock-based awards, which was previously used for our pro forma information required under SFAS 123. Since our stock is not publicly traded, the determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is based upon estimates of enterprise value as well as assumptions regarding a number of highly complex and subjective variables. The estimated enterprise value is based upon forecasted cash flows for six years plus a terminal year and an assumed discount rate. The other variables used to determine fair value of stock-based payment awards include, but are not limited to the expected stock price volatility of a group of industry comparable companies over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109.” This interpretation clarifies FASB Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. The provisions of this interpretation are effective for fiscal years beginning after December 15, 2006. The Company is assessing what impact, if any, adoption of this statement would have on its financial statements.

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

We have entered into interest rate swap agreements with counterparties, including JP Morgan Chase Bank (a related party), to effectively change a portion of the floating rate payments on our senior secured credit facilities into fixed rate payments. As of June 25, 2006, two swap agreement remains outstanding. The two swap agreements terminate on January 2, 2007 and November 25, 2009 and have notional amounts of $250.0 million and $450.0 million, respectively. Interest payments determined under the swap agreement are based on the notional amounts. Floating interest rate payments to be received under each swap are based on U.S. Dollar LIBOR, which is the same basis for determining the floating rate payments on the senior secured credit facilities.

The swap was not designated as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of December 25, 2005 and June 25, 2006, the fair value of the interest rate swap contract was a gain of $2,422 and $3,266, respectively. The interest rate swap contracts were recorded in Other assets in the Consolidated Balance Sheet as of December 25, 2005. As of June 25, 2006, the interest rate swap contracts were recorded in Other current assets ($3,064) and Other assets ($202) in the Consolidated Balance Sheet. Gains and losses on the interest rate swaps, which were recorded as an adjustment to interest expense in the Consolidated Statement of Operations, for the three and six months ended June 25, 2006 and June 26, 2005 are detailed below.

Interest rate swaps	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Non-cash gain (loss)	$355	$(2,882)	$844	$879
Gain (loss) realized in cash	488	337	488	561

Net gain (loss) on interest rate swaps	$843	$(2,545)	$1,332	$1,440

We have entered into various natural gas swap transactions with JP Morgan Chase Bank (a related party) to lower our exposure to the price of natural gas. As of June 25, 2006, the trades in effect mature from July through December 2006 and have various notional quantities of MMBTU’s per month. We will pay a fixed price ranging from $6.56 to $10.95 per MMBTU, with settlements monthly. These swaps were not designed as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 25, 2005 and June 25, 2006, the fair value of the natural gas swap contracts was a gain of $8 and a loss of $381, respectively, which is recorded in Other current assets (as of December 25, 2005) and Accrued liabilities (as of June 26, 2006) in the Consolidated Balance Sheet. Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, for the three and six months ended June 25, 2006 and June 26, 2005 are detailed below.

Natural gas swaps	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Non-cash gain (loss)	$30	$(114)	$(389)	$175
Gain (loss) realized in cash	(300)	67	(670)	(12)

Net gain (loss) on natural gas swaps	$(270)	$(47)	$(1,059)	$163

We have entered into various foreign currency exchange transactions with JP Morgan Chase Bank (a related party) to lower our exposure to the exchange rate between the U.S. and Canadian dollar. Each agreement is based upon a notional amount in Canadian dollars, which is expected to approximate a portion of the amount of our Canadian subsidiary’s U.S. dollar denominated purchases for the month. The trades outstanding as of June 25, 2006 run through December 2006. We will pay a fixed exchange rate of 1.1673 Canadian dollars per U.S. dollar, with settlements monthly. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 25, 2005 and June 25, 2006, the fair value of the foreign currency exchange contracts was a loss of $280 and $554, respectively, which is recorded in Accrued liabilities in the Consolidated Balance Sheet. Gains and losses on the foreign currency exchange contracts, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, for the three and six months ended June 25, 2006 and June 26, 2005 are detailed below.

Foreign currency exhange contracts	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Non-cash gain (loss)	$(372)	$113	$(273)	$208
Gain (loss) realized in cash	(225)	161	(225)	169

Net gain (loss) on foreign currency exchange contracts	$(597)	$274	$(498)	$377

We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. The contract value of the outstanding standby letter of credit as of December 25, 2005 and June 25, 2006 was $7.2 million and $7.9 million, respectively, which approximates fair value. As of December 25, 2005 and June 25, 2006, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $4.3 million and $4.8 million, which approximates fair value.

We are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A” rated by Moody’s and Standard & Poor’s. Accordingly, we do not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The estimated fair value of the senior secured credit facilities bank debt and the 8  1/4% senior subordinated notes that are classified as long term debt on the Consolidated Balance Sheet at June 25, 2006, was approximately its carrying value.

RAW MATERIALS, INGREDIENTS, PACKAGING AND PRODUCTION COSTS

We purchase agricultural products, meat, poultry, other raw materials and packaging supplies from growers, commodity processors, other food companies and packaging manufacturers using a combination of purchase orders and various short- and long-term supply arrangements.

We have entered into various natural gas swap transactions with JP Morgan Chase Bank (a related party) to lower our exposure to the price of natural gas. As of June 25, 2006, the trades in effect mature from July through December 2006 and have various notional quantities of MMBTU’s per month. We will pay a fixed price ranging from $6.56 to $10.95 per MMBTU, with settlements monthly. These swaps were not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 25, 2005 and June 25, 2006, the fair value of the natural gas swap contracts was a gain of $8 and a loss of $381, respectively, which is recorded in Other current assets (as of December 25, 2005) and Accrued liabilities (as of June 26, 2006) in the Consolidated Balance Sheet. Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, for the three and six months ended June 25, 2006 and June 26, 2005 are detailed below.

Natural gas swaps	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Non-cash gain (loss)	$30	$(114)	$(389)	$175
Gain (loss) realized in cash	(300)	67	(670)	(12)

Net gain (loss) on natural gas swaps	$(270)	$(47)	$(1,059)	$163

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

ITEM 4: CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 25, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective.

In addition, there was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 25, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The State Attorney General had originally proposed a penalty of $168,400 together with a consent decree. We responded listing the actions we had taken and related costs since merging with Aurora. We contend that there should not be any fine or penalty. On February 24, 2006, the State Attorney General advised us that its office would be willing to accept $110,000 as penalty, together with a consent decree. A status conference with the party’s attorneys and the Judge was held on May 2, 2006. The Joint Discovery Schedule required by the Judge has been prepared by the parties and filed with the court and is awaiting the Judge’s signature. As the Company believes no penalty will ultimately be due, a liability has not been accrued at June 25, 2006.

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

AMERICAN COLD STORAGE – NORTH AMERICA, L/P. V. P.F. DISTRIBUTION, LLC AND PINNACLE FOODS GROUP INC.

On June 26, 2005 we were served with a Summons and Complaint in the above matter, which was filed in the Circuit Court of Madison County, Tennessee. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near our Jackson, Tennessee plant. In approximately April 2004, we entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, we discovered that the Facility was incapable of properly handling the discussed volume of product and began reducing our shipments to the Facility. The original complaint seeks damages not to exceed $1.5 million, together with associated costs. On May 3, 2006 our attorney received notice from counsel for ACS that it was increasing its damage claim in the suit from $1.5 million to $5.5 million. ACS will be required to provide specifics justifying the increase through ongoing discovery and the deposition of the President of ACS which was previously scheduled. It is too early to determine the likely outcome of this litigation. The discovery phase of the case has begun and we intend to vigorously defend against this claim. We believe that resolution of such matters will not have a material impact on our financial condition, results of operations or cash flows.

ITEM 1A: RISK FACTORS

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 25, 2005.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibit Number	Description of exhibit
2.1	Agreement and Plan of Reorganization and Merger, by and between, Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.1 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

2.2	Amendment No. 1, dated January 8, 2004, to the Agreement and Plan of Reorganization and Merger, by and between, Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.2 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated March 19, 2004, between Aurora Foods Inc. and Pinnacle Foods Holding Corporation (previously filed as Exhibit 2.3 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated March 1, 2006, by and between The Dial Corporation and Pinnacle Foods Group Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2006, and incorporated herein by reference).

3.1	First Amended and Restated Certificate of Incorporation of Aurora Foods Inc., dated March 19, 2004 (previously filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

3.2	Aurora Foods Inc. Amended and Restated Bylaws, as adopted on March 19, 2004 (previously filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

4.1	Indenture dated November 25, 2003, among Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation, PF Sales (N. Central Region) Corp. and Wilmington Trust Company (previously filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

4.2	Supplemental Indenture dated as of March 19, 2004 among Aurora Foods Inc., Sea Coast Foods, Inc., Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation, PF Sales (N. Central Region) Corp. and Wilmington Trust Company (previously filed as Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

4.3	Exchange and Registration Rights Agreement, dated as of November 25, 2003, between J.P. Morgan Securities Inc.; Deutsche Bank Securities Inc.; Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation and PF Sales (N. Central Region) Corp. (previously filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.1	Amendment No. 5 dated as of June 2, 2006, to the Credit Agreement dated as of November 25, 2003 among Crunch Holding Corp., Pinnacle Foods Group Inc., the Lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as administrative agent, General Electric Capital Corporation, as syndication agent, and JPMorgan Chase Bank, N.A., Citicorp North America, Inc. and Canadian Imperial Bank of Commerce, as co-documentation agents (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2006, and incorporated herein by reference).

10.2	Employment Agreement dated June 12, 2006 between Pinnacle Foods Group Inc. and Jeffrey P. Ansell

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS GROUP INC.

By:	/s/ N. MICHAEL DION
Name:	N. Michael Dion
Title:	Executive Vice President and Chief Financial Officer,
(acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer)

Date:	August 8, 2006