Form 10-Q
period 2006-09-24
PINNACLE FOODS GROUP INC
filed 2006-11-06
CIK 1288137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of November 6, 2006, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts and where noted in millions)

	Three months ended		Nine months ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Net sales	$345,289	$294,257	$1,024,888	$908,708

Costs and expenses
Cost of products sold	262,774	225,862	809,390	733,849
Marketing and selling expenses	23,853	21,826	74,278	74,788
Administrative expenses	12,688	9,875	39,090	32,341
Research and development expenses	967	908	2,887	2,874
Other expense (income), net	4,938	4,550	9,664	9,474

Total costs and expenses	305,220	263,021	935,309	853,326

Earnings before interest and taxes	40,069	31,236	89,579	55,382
Interest expense	25,313	17,489	66,705	52,624
Interest income	472	180	872	403

Earnings before income taxes	15,228	13,927	23,746	3,161
Provision for income taxes	6,303	9,214	20,136	23,050

Net earnings (loss)	$8,925	$4,713	$3,610	$(19,889)

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts and where noted in millions)

	September 24, 2006	December 25, 2005
Current assets:
Cash and cash equivalents	$4,973	$519
Accounts receivable, net	103,119	76,255
Inventories, net	190,756	170,621
Other current assets	5,586	2,944
Deferred tax assets	1,522	1,417

Total current assets	305,956	251,756

Plant assets, net	253,202	219,101
Tradenames	800,282	761,282
Other assets, net	60,508	44,842
Goodwill	402,785	359,513

Total assets	$1,822,733	$1,636,494

Current liabilities:
Current portion of long-term obligations	$153	$153
Notes payable	832	184
Accounts payable	61,988	61,765
Accrued trade marketing expense	33,307	32,980
Accrued liabilities	96,790	71,459
Accrued income taxes	1,464	1,035

Total current liabilities	194,534	167,576

Long-term debt (includes $3,290 owed to a related party at September 24, 2006)	970,785	888,311
Pension and other postretirement benefits	19,302	10,899
Other long-term liabilities	3,439	—
Deferred tax liabilities	231,794	213,184

Total liabilities	1,419,854	1,279,970

Commitments and contingencies

Shareholder’s equity:
Pinnacle Common stock: par value $.01 per share, 100 shares authorized, issued 100	—	—
Additional paid-in-capital	572,109	529,425
Accumulated other comprehensive loss	(3,707)	(3,768)
Carryover of Predecessor basis of net assets	(17,338)	(17,338)
Accumulated deficit	(148,185)	(151,795)

Total shareholder’s equity	402,879	356,524

Total liabilities and shareholder’s equity	$1,822,733	$1,636,494

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands, except share amounts and where noted in millions)

	Nine months ended
	September 24, 2006	September 25, 2005
Cash flows from operating activities
Net earnings (loss)	$3,610	$(19,889)
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	31,647	29,782
Restructuring and impairment charges	2,780	1,502
Amortization of debt acquisition costs	5,224	4,398
Amortization of bond premium	(422)	(391)
Change in value of financial instruments	3,932	(2,058)
Stock-based compensation charges	2,635	—
Postretirement healthcare benefits	608	(186)
Pension expense	1,239	446
Other long-term liabilities	80	—
Deferred income taxes	18,507	21,199
Changes in working capital, net of acquisition
Accounts receivable	(26,709)	(10,311)
Inventories	21,527	29,774
Accrued trade marketing expense	223	(9,261)
Accounts payable	6,824	(24,835)
Accrued liabilities	21,100	10,968
Other current assets	1,210	726

Net cash provided by operating activities	94,015	31,864

Cash flows from investing activities
Payments for business acquisition	(186,979)	—
Capital expenditures	(15,633)	(21,800)
Pinnacle merger consideration	—	1,595
Sale of plant assets	—	561

Net cash used in investing activities	(202,612)	(19,644)

Cash flows from financing activities
Change in bank overdrafts	(6,713)	9,458
Repayment of capital lease obligations	(116)	(93)
Equity contributions	40,049	—
Debt acquisition costs	(3,817)	(51)
Proceeds from bank term loan	143,000	—
Proceeds from notes payable borrowings	2,410	31,626
Repayments of notes payable	(1,762)	(30,714)
Repayments of long term obligations	(60,000)	(24,087)

Net cash provided by (used in) financing activities	113,051	(13,861)

Effect of exchange rate changes on cash	—	—

Net change in cash and cash equivalents	4,454	(1,641)
Cash and cash equivalents - beginning of period	519	2,235

Cash and cash equivalents - end of period	$4,973	$594

Supplemental disclosures of cash flow information:
Interest paid	$50,183	$39,435
Interest received	872	403
Income taxes refunded (paid)	(676)	408
Non-cash investing activity:
Capital lease activity	(12)	—

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

(in thousands, except share amounts and where noted in millions)

	Common Stock		Additional Paid In	Accumulated	Carryover of Predecessor Basis of	Accumulated Other Comprehensive	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Net Assets	Loss	Equity
Balance at December 26, 2004	100	$—	$519,433	$(108,619)	$(17,495)	$48	$393,367

Impact of additional purchase accounting adjustments					157		157
Comprehensive income:
Net loss				(19,889)			(19,889)
Foreign currency translation						163	163

Total comprehensive loss							(19,726)

Balance at September 25, 2005	100	$—	$519,433	$(128,508)	$(17,338)	$211	$373,798

Balance at December 25, 2005	100	$—	$529,425	$(151,795)	$(17,338)	$(3,768)	$356,524

Equity contributions:
Cash			40,049				40,049
Equity related compensation			2,635				2,635
Comprehensive income:
Net earnings				3,610			3,610
Foreign currency translation						61	61

Total comprehensive earnings							3,671

Balance at September 24, 2006	100	$—	$572,109	$(148,185)	$(17,338)	$(3,707)	$402,879

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

Effective November 24, 2003, Pinnacle Foods Holding Corporation (“PFHC”) and certain newly-formed investor companies consummated a merger (the “Pinnacle Transaction”), whereby PFHC was effectively acquired by Crunch Equity Holding, LLC (“LLC”). On November 25, 2003, LLC entered into a definitive agreement with Aurora Foods Inc. (“Aurora”) that provided for a comprehensive restructuring transaction in which PFHC was merged with and into Aurora (the “Aurora Merger”), with Aurora surviving this merger. The combination of Aurora and PFHC was treated as a purchase, with LLC as the accounting acquirer, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” This restructuring transaction was completed on March 19, 2004 and the surviving company was renamed PFGI.

In December 2004, the Company’s board of directors approved a change in PFGI’s fiscal year end from July 31 to the last Sunday in December.

2. Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of PFGI’s financial position as of September 24, 2006, and the results of operations and cash flows for the three and nine months ended September 24, 2006 and September 25, 2005. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 25, 2005.

3. Acquisition

Acquisition of Food Products Business of The Dial Corporation

On March 1, 2006, the Company acquired certain assets and assumed certain liabilities of the food products business (the “Armour Business”) of The Dial Corporation for an initial purchase price of $183 million in cash. The assets acquired include inventory, a production facility, machinery and equipment, contract rights and certain intangible assets including trademarks and licenses. The liabilities assumed include a post-retirement medical benefit for certain employees, vacation pay liabilities and severance liabilities. According to the purchase agreement, the purchase price was to be increased dollar for dollar after the closing date if the value of inventory included with the Armour Business at closing exceeds a specified target or decreased dollar for dollar if the value of the inventory at closing is less than such target. Based upon the final value of the inventory, the Company is to pay The Dial Corporation $2,271, which was recorded as additional purchase consideration. The additional payment is to be paid in December 2006 and is recorded in Accrued Liabilities in the Consolidated Balance Sheet as of September 24, 2006.

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

The acquisition of the Armour Business is being accounted for under the purchase method of accounting. Accordingly, the results of the Armour Business are included in the consolidated financial statements from the acquisition date. The Armour Business results of operations and assets are included in the dry foods segment.

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

The Company funded the remaining portion of the purchase price through equity contributions from the shareholders of LLC.

The cost of the Armour Business consists of:

Purchase price	$185,271	(a)
Acquisition costs	3,979

Total cost of acquisition	$189,250

(a)	Includes $2,271 to be paid in December 2006 and recorded as a current liability in the Consolidated Financial Statements.

The purchase price allocation discussed below is preliminary and subject to finalization of appraisals and accounting for income taxes. Portions of the purchase price, including intangible assets, are being identified by independent appraisers utilizing proven valuation procedures and techniques. While the Company is awaiting receipt of the final valuation report supporting the valuation of inventories, fixed assets and intangible assets, the amounts listed below were based upon preliminary analysis. The other current asset is the value the Company has ascribed to the services performed by Dial under a transition services agreement that expired June 28, 2006. The value was based upon the estimated cost of providing such services and was expensed over the 120 days of the agreement (through June 28, 2006). The following table summarizes the preliminary allocation of the total cost of the Armour acquisition to the assets acquired and liabilities assumed:

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Assets acquired:
Land	$900
Plant assets	46,476
Inventories	41,531
Other current asset	2,000
Tradenames	39,000
Recipes and formulas	5,000
Private label customer relationships	20,000
Goodwill	43,809

Fair value of assets acquired	198,716
Liabilities assumed
Other accrued liabilities	2,210
Postretirement benefit liability	7,256

Total cost of acquisition	$189,250

Based upon the preliminary allocation, the value assigned to total intangible assets amounted to $107,809. Of the total intangible assets, $5,000 is assigned to recipes and formulas, which are being amortized over 5 years and $20,000 is assigned to private label customer relationships, which are being amortized over seven years. In addition, $39,000 is assigned to tradenames that are not subject to amortization. Goodwill, which is not subject to amortization, amounted to $43,809. All of the intangible assets acquired in the transaction are recorded within the dry foods business and based upon preliminary tax allocations will result in approximately $103 million of tax deductible goodwill and intangible assets.

In accordance with the requirements of purchase method accounting for acquisitions, inventories as of March 1, 2006 were valued at fair value (also referred to as net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) which in the case of finished products was $4,580 higher than Dial’s historical manufacturing cost and in the case of work-in-progress was $180 higher than Dial’s historical manufacturing cost. The Company’s cost of products sold for the three and nine months ended September 24, 2006 includes a pre-tax charge of $190 and $4,760, respectively, related to the flow through of the increase in fair value.

Pro forma Information

The following schedule includes statements of operations data for the unaudited pro forma results for the nine months ended September 24, 2006 and September 25, 2005 as if the Armour Business had been acquired as of December 27, 2004. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the additional borrowing discussed above, purchase accounting adjustments resulting in changes to depreciation expense and related adjustments to the provision for income tax.

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the results of operations would have been had the Armour Business been acquired on the date indicated above, nor does it purport to project the results of operations for any future period or as of any future date.

	Nine months ended
	September 24, 2006	September 25, 2005
Net sales	$1,054,682	$1,079,822
Earnings (loss) before interest and taxes	$92,188	$74,735
Net earnings (loss)	$4,065	$(9,831)

Pro forma depreciation and amortization expense included above was $33,178 and $36,413 for the nine months ended September 24, 2006 and September 25, 2005, respectively.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Included in earnings (loss) before interest and taxes in the pro forma information above for the nine months ended September 24, 2006 are the following material charges:

Nine Months Ended September 24, 2006
Flow through of fair value of the Armour Business inventories over manufactured cost as of March 1, 2006	$4,760
Stock based compensation expense	1,415

Impact on earnings (loss) before interest and taxes	$6,175

There were no material non-recurring charges included in the pro forma information for the nine months ended September 25, 2005.

4. Restructuring and Impairment Charges

Frozen Food Segment

Erie, Pennsylvania Production Facility

On April 29, 2005, the Company’s board of directors approved a plan to permanently close its Erie, Pennsylvania production facility, as part of the Company’s plan of consolidating and streamlining production activities after the Aurora merger. Production from the Erie plant, which manufactured Mrs. Paul’s and Van de Kamp’s frozen seafood products and Aunt Jemima frozen breakfast products, has been relocated primarily to the Company’s Jackson, Tennessee production facility. Activities related to the closure of the plant are expected to be completed in 2006 and will result in the elimination of approximately 290 positions. Employee termination activities commenced in July 2005 and were substantially completed by the end of the first quarter of 2006. In accordance with Statement of Financial Accounting Standards (“SFAS) No. 112, “Employers Accounting for Postemployment Benefits”, the Company has accrued severance costs related to the employees to be terminated. In addition, the following table contains detailed information about the charges incurred related to the Erie restructuring plan, recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

Description	Estimated Total Charges	Change in Estimated Charges	Incurred		Estimated Remaining Charges Per Quarter
			Through December 25, 2005	Nine Months Ended September 24, 2006
Employee severance	$590	$363	$909	$44	$—
Other costs	3,650	2,462	4,978	1,024	110
Asset impairment	—	280	—	280	—

Total	$4,240	$3,105	$5,887	$1,348	$110

The charges incurred have been included in the Other expense (income), net line in the Consolidated Statement of Operations. All such charges are reported under the frozen foods business segment.

The Company has transferred equipment with a net book value of approximately $3 million to other production locations, primarily in Jackson, Tennessee. The remaining property, plant and equipment have been evaluated as to recoverability. Based on an estimate of future cash flows over the remaining useful life of the assets, depreciation expense has been accelerated on the remaining asset value and resulted in additional depreciation expense of $4,788 during fiscal 2005 and $523 during the first quarter of 2006. No further deprecation expense on these assets is expected to be recorded. During the third quarter of 2006 and based upon current offers, the Company lowered the carrying value of the plant and equipment and recorded an impairment charge totaling $280.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Employees terminated as a result of this closure are eligible to receive severance pay and other benefits totaling $953, all of which has been paid as of September 24, 2006. Other closing costs of approximately $6,112 relate to facility operating costs during the shutdown period and other shutdown costs and expenses associated with dismantling, transferring and reassembling certain equipment to Jackson, Tennessee. As of September 24, 2006, $50 has been accrued and $5,952 has been spent.

The Company will continue to incur certain costs related to maintaining the plant until the plant is sold. These costs include security services, utilities and real estate taxes. We expect these costs to approximate $110 per quarter and the costs will be recorded in expense as incurred in the Company’s Statements of Operations.

Also, the Company had made capital expenditures in connection with this plant consolidation project, which have totaled approximately $9.5 million.

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

Description	Original Estimated Charges	Change in Estimated Charges	Transfers	Incurred		Estimated Remaining Charges Per Quarter
				Through December 25, 2005	Nine Months Ended September 24, 2006
Asset impairment charges	$7,400	$5,149		$10,049	$2,500	$—
Employee severance	2,506	—	59	2,565	—	—
Other costs	4,984	(422)	(59)	4,283	160	60

Total	$14,890	$4,727	$—	$16,897	$2,660	$60

The charges incurred have been included in Other expense (income), net in the Consolidated Statement of Operations. All such charges are reported under the frozen foods business segment.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

The Company had planned to transfer equipment with a net book value of approximately $9,700 to other production locations, primarily in Fayetteville, Arkansas and Jackson, Tennessee. Due to the delay in closing the Omaha plant and the need to have production up and running in the Fayetteville plant, the Company was unable to transfer certain equipment with a net book value of $6,196 and instead incurred capital expenditures to purchase, build and modify the necessary equipment in Fayetteville. In addition to the impairment charge initially recorded in the first quarter of 2004, the Company evaluated the remaining property, plant and equipment as well as existing offers to sell the plant and equipment, and recorded an impairment charge of $2,649 in December 2004. During the third quarter of 2006 and based upon current offers, the Company lowered the carrying value of the plant and equipment and recorded an additional impairment charge totaling $2,500.

Employees terminated as a result of this closure were eligible to receive severance pay and benefits totaling $2,565, all of which has been disbursed. Other closing costs of approximately $4,503 relate to other shutdown costs. As of September 24, 2006, $4,219 has been disbursed and $224 has been incurred and accrued.

The Company will continue to incur certain costs until the plant is sold. We expect these costs to approximate $60 per quarter and the costs will be recorded in expense as incurred in the Company’s Statements of Operations.

The following table summarizes impairment and restructuring charges during the nine months ended September 24, 2006. It also includes severance liabilities assumed or established in purchase accounting. These amounts are recorded in accrued liabilities.

Description	Balance at December 25, 2005	Additions				Balance at September 24, 2006
		Charged to Expense	Purchase Accounting	Noncash Reductions	Cash Reductions
Other asset impairment charges	$—	$2,780		$(2,780)	$—	$—
Employee severance	682	—	800	—	(552)	930
Other costs	274	1,228			(1,228)	274

Total	$956	$4,008	$800	$(2,780)	$(1,780)	$1,204

5. Stock-Based Compensation Expense

On December 26, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the nine months ended September 24, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense related to employee stock options for the three and nine months ended September 24, 2006 as a result of adopting SFAS 123(R) was $620 ($618 net of tax) and $1,220 ($1,214 net of tax), respectively. In addition, the Company recorded $1,415 (with no related tax impact) for stock-based compensation expense for the three and nine months ended September 24, 2006 for certain ownership units of LLC that were issued to CDM in the first quarter of 2006, which is controlled by certain members of PFGI’s management (see discussion below). There was no stock-based compensation expense recognized during the three and nine months ended September 25, 2005.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and nine months ended September 24, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 25, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to December 25, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first three quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Nine months ended September 24, 2006
Risk-free interest rate	4.789%
Expected life of option	5-9 years
Expected volatility of Pinnacle stock	25.0%
Expected dividend yield on Pinnacle stock	0%

Volatility was based on a 208 week average volatility of a group of publicly traded food companies. The Company estimates that the annual forfeiture rates range from 4-10%, depending on the class of employees receiving the stock option grant.

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

The following table summarizes the stock option transactions under the 2004 Plan:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value (000’s)
Outstanding - December 26, 2004	16,954,666	$1.00

Granted	5,906,500	$1.00
Exercised	(8,888)	1.00
Forteitures	(2,194,336)	1.00

Outstanding - December 25, 2005	20,657,942	$1.00

Granted	8,341,111	$1.00
Exercised	(48,872)	1.00
Forteitures	(3,395,852)	1.00

Outstanding - September 24, 2006	25,554,329	$1.00	8.3556	$—

Exercisable - September 24, 2006	7,896,141	$1.00	7.7777	$—

As of September 24, 2006, there was $4.3 million of total unrecognized compensation cost related to nonvested options. Estimated expense for the next five years is as follows: remainder of 2006 - $379, 2007 - $1,173, 2008 - $963, 2009 - $642, 2010 - $577, thereafter - $598. The intrinsic value of options exercised during the three and nine months ended September 24, 2006 was $0.

The weighted-average fair value of options granted during the nine months ended September 24, 2006 was:

Nine months ended September 24, 2006
Weighted average fair value of each option granted	$0.36
Number of options granted	8,341

Total fair value of all options granted	$3,028

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and nine months ended September 24, 2006 which was allocated as follows (in millions):

	Three Months Ended September 24, 2006	Nine Months Ended September 24, 2006
Cost of products sold	$41	$123
Marketing and selling expenses	113	340
Administrative expenses	452	2,130
Research and development expenses	14	42

Pre-Tax Stock-Based Compensation Expense	620	2,635
Income Tax Benefit	(2)	(6)

Net Stock-Based Compensation Expense	$618	$2,629

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

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

SFAS No. 123(R) requires disclosure of pro forma information for periods prior to its adoption. The pro forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended September 25, 2005	Nine Months Ended September 25, 2005
Net earnings (loss), as reported	$4,713	$(19,889)
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	(306)	(876)

Pro forma net earnings (loss)	$4,407	$(20,765)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

6. Other Expense (Income), net

	Three Months Ended		Nine Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005

Other expense (income) consists of:
Restructuring and impairment charges	$3,013	$3,480	$4,008	$6,084
Merger related costs	—	—	—	(101)
Amortization of intangibles/other assets	1,911	1,203	5,504	3,610
Royalty expense (income), net and other	14	(133)	152	(119)

Total other expense	$4,938	$4,550	$9,664	$9,474

Restructuring charges. As described in Note 4, the Company incurred costs and asset write downs in connection with the planned shutdown of the Omaha, Nebraska and Erie, Pennsylvania facilities as well as the shut down of a production line in Mattoon, Illinois.

7. Inventories

	September 24, 2006	December 25, 2005
Raw materials, containers and supplies	$48,104	$38,050
Finished product	145,445	139,761

	193,549	177,811
Reserves	(2,793)	(7,190)

Total	$190,756	$170,621

Reserves represent amounts necessary to adjust the carrying value of inventory to the lower of cost or net realizable value, including any costs to sell or dispose.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

8. Goodwill and Other Assets

Goodwill

	December 25, 2005	Acquisition	Other	September 24, 2006
Frozen Foods	$67,713	$—	$—	$67,713
Dry Foods	291,800	43,809	(537)	335,072

Total	$359,513	$43,809	$(537)	$402,785

The preliminary allocation of the Armour Business purchase price resulted in goodwill of $43,809, all of which is recorded in the dry foods segment. In addition, the Company recorded adjustments to deferred tax assets and liabilities established at the time of the Pinnacle Transaction.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Tradenames

	December 25, 2005	Acquisition	September 24, 2006
Frozen Foods	$231,542	$—	$231,542
Dry Foods	529,740	39,000	568,740

Total	$761,282	$39,000	$800,282

The preliminary allocation of the Armour Business purchase price resulted in indefinite lived tradename intangible assets of $39,000, all of which is recorded in the dry foods segment.

Other Assets

	September 24, 2006	December 25, 2005
Amortizable intangibles, net of accumulated amortization of $13,772 and $8,268,respectively	$32,258	$12,763
Deferred financing costs, net of accumulated amortization of $16,205 and $10,981,respectively	28,250	29,657
Interest rate swap fair value (Note 11)	—	2,422

Total	$60,508	$44,842

Amortizable intangible assets relate primarily to recipes acquired in the Aurora Merger, which have been assigned a five year estimated useful life for amortization purposes, and recipes and private label customer relationships acquired with the acquisition of the Armour business, which have been assigned a five year and seven year estimated useful life, respectively, for amortization purposes. Additionally, during the 21 weeks ended December 26, 2004, the Company reacquired an exclusive license to distribute Duncan Hines product in Canada. The license that was reacquired ran through June 30, 2006 at which time the Company had exclusive right to distribution of the Duncan Hines product in Canada. Amortization expense during the three and nine months ended September 24, 2006 was $1,911 and $5,504, respectively. Amortization expense during the three and nine months ended September 25, 2005 was $1,203 and $3,610, respectively. Estimated amortization expense for each of the next five years is as follows: remainder of 2006 - $1,910, 2007 - $7,642, 2008 - $7,643, 2009 - $4,727, 2010 - $3,880 thereafter - $6,456.

Deferred financing costs relate to the senior secured credit facilities and senior subordinated notes. Amortization expense during the three and nine months ended September 24, 2006 was $1,966 and $5,224, respectively. Amortization expense during the three and nine months ended September 25, 2005 was $1,783 and $4,398, respectively.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

9. Debt and Interest Expense

	September 24, 2006	December 25, 2005
Long-term debt
-Senior secured credit facility - term loan	$571,187	$488,187
-8 1/4% Senior subordinated notes	394,000	394,000
-Plus: unamortized premium on senior subordinated notes	5,505	5,927
-Capital lease obligations	246	350

Total debt	970,938	888,464
Less: current portion of long-term obligations	153	153

Total long-term debt	$970,785	$888,311

	Three months ended		Nine months ended
Interest expense	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Third party interest expense	$21,117	$19,260	$63,751	$55,682
Related party interest expense	482	101	572	254
Interest rate swap (gains) losses (Note 11)	3,714	(1,872)	2,382	(3,312)

	$25,313	$17,489	$66,705	$52,624

In November 2003, the Company entered into a $675.0 million Credit Agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party of JPMP as defined in Note 13) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger on March 19, 2004. Concurrently with the acquisition of the Armour Business but effective as of February 14, 2006, the Company entered into an Amendment No. 4 and Agreement to the existing senior secured credit facilities (“Amendment No. 4”). Among other things, Amendment No. 4 approved the Armour acquisition and provided for the making of $143.0 million of additional tack-on term loans to fund a portion of the acquisition. The term loan matures November 25, 2010. The senior secured credit facilities also provide for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger on March 19, 2004. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolver as of December 25, 2005 and September 24, 2006.

As of September 24, 2006, $3,290 of our term loan was owed to affiliates of JPMorgan Chase Bank. There was no related party debt as of December 25, 2005.

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

A commitment fee of 0.50% per annum applies to the unused portion of the revolving loan facility. For the three and nine months ended September 24, 2006, the weighted average interest rate on the term loan was 7.43% and 7.69%, respectively. For the nine months ended September 24, 2006, the weighted average interest rate on the revolving credit facility was 9.62%. There were no borrowings under the revolving credit facility during the three months ended September 24, 2006. As of September 24, 2006, the Eurodollar interest rate on the term loan facility was 7.47% and the commitment fee on the undrawn revolving credit facility was 0.50%. For the three and nine months ended September 25, 2005, the weighted average interest rate on the term loan was 6.74% and 6.26%, respectively. For the nine months ended September 25, 2005, the weighted average interest rate on the revolving credit facility was 6.25%. There were no borrowings under the revolving credit facility during the three months ended September 25, 2005. As of September 25, 2005, the Eurodollar interest rate on the term loan facility was 6.75% and the commitment fee on the undrawn revolving credit facility was 0.50%.

Through the nine months ended September 24 2006, the Company prepaid $60 million of the term loan facility. Due to the prepayments, the next scheduled installment payable will be in March 2010. The revolving credit facility terminates on November 25, 2009. The aggregate maturities of the term loan outstanding as of September 24, 2006 are $571,187 in 2010.

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

We pay a commission on the face amount of all outstanding letters of credit drawn under the senior secured credit facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. We also pay a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities cannot exceed $40,000. As of December 25, 2005 and September 24, 2006, we had utilized $11,514 and $8,715 respectively, of the revolving credit facility for letters of credit. Of the $130,000 revolving credit facility available, as of December 25, 2005 and September 24, 2006, we had an unused balance of $118,486 and $121,285, respectively, available for future borrowings and letters of credit, of which a maximum of $28,486 and $31,285, respectively, may be used for letters of credit.

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

Our senior secured credit facilities and the notes contain a number of covenants that, among other things, limit, subject to certain exceptions, our ability to incur additional liens and indebtedness, make capital expenditures, engage in certain transactions with affiliates, repay other indebtedness (including the notes), make certain distributions, make acquisitions and investments, loans or advances, engage in mergers or consolidations, liquidations and dissolutions and joint ventures, sell assets, make dividends, amend certain material agreements governing our indebtedness, enter into guarantees and other contingent obligations and other matters customarily restricted in similar agreements. In addition to scheduled periodic repayments, we are also required to make mandatory repayments of the loans under the senior secured credit facilities with a portion of its excess cash flow, as defined. Due to voluntary prepayments of the term loan made by the Company in 2005, the Company was not required to make any mandatory prepayments for 2005. In addition, our senior secured credit facilities contain, among others, the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditure limitation. See the discussion below regarding the amendments to the senior credit agreement where these covenants have been adjusted.

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

Other Current Notes Payable

In addition to the debt instruments discussed above, the Company entered into a short term notes payable agreement during the second quarter of 2006 for the financing of the Company’s annual insurance premiums. As of September 24, 2006, the balance of the notes payable totaled $832. The note requires monthly payments through February 2007 and has an imputed interest rate of 6.25%.

10. Pension and Retirement Plans

As of September 24, 2006, the Company maintains a noncontributory defined benefit pension plan that covers substantially all eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Company’s pension plan is funded in conformity with the funding requirements of applicable government regulations. As disclosed in the Company’s Consolidated Financial Statements for the fiscal year ended December 25, 2005, the Company does not expect to make a contribution during the current fiscal year.

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

In connection with the acquisition of the Armour Business on March 1, 2006, hourly employees covered under the union collective bargaining agreement were added to the noncontributory defined benefit pension plan. The liability related to the service period up to the date of acquisition was retained by The Dial Corporation. Additionally, the Company assumed the liability for postretirement health care and life insurance related to certain hourly employees covered under the union collective bargaining agreement for the Armour Business. The value of the assumed liability totaled $7.3 million.

The components of net periodic benefit cost, including the expense related to the employees of the Armour Business from the date of acquisition, included in the Consolidated Statements of Operations are as follows:

Pension Benefits	Three months ended		Nine months ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005

Service cost	$579	$372	$1,598	$1,116
Interest cost	904	828	2,692	2,486
Expected return on assets	(1,057)	(1,052)	(3,144)	(3,156)
Amortization of:
Loss	29	—	93	—

Net periodic benefit cost	$455	$148	$1,239	$446

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Other Postretirement Benefits	Three months ended		Nine months ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Service cost	$221	$3	$518	$9
Interest cost	140	17	338	51
Amortization of:
Loss	1	2	5	6
Unrecognized prior service cost (credit)	(84)	(84)	(253)	(252)

Net periodic benefit cost (benefit)	$278	$(62)	$608	$(186)

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

The Company has entered into interest rate swap agreements with counterparties, including JP Morgan Chase Bank (a related party), to effectively change a portion of the floating rate payments on its senior secured credit facilities into fixed rate payments. As of September 24, 2006, two swap agreements remain outstanding. The two swap agreements terminate on January 2, 2007 and November 25, 2009 and have notional amounts of $250.0 million and $450.0 million, respectively. Interest payments determined under the swap agreement are based on the notional amounts. Floating interest rate payments to be received under each swap are based on U.S. Dollar LIBOR, which is substantially the same basis for determining the floating rate payments on the senior secured credit facilities.

The swaps were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of December 25, 2005 and September 24, 2006, the fair value of the interest rate swap contracts was a gain of $2,422 and a loss of $1,231, respectively. The interest rate swap contracts were recorded in Other assets in the Consolidated Balance Sheet as of December 25, 2005. As of September 25, 2006, the interest rate swap contracts were recorded in Other current assets (gain of $2,128) and Other long-term liabilities (loss of $3,359) in the Consolidated Balance Sheet. Gains and losses on the interest rate swaps, which were recorded as an adjustment to interest expense in the Consolidated Statement of Operations, for the three and nine months ended September 24, 2006 and September 25, 2005 are detailed below.

Interest rate swaps	Three months ended		Nine months ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Non-cash gain (loss)	$(4,497)	$905	$(3,653)	$1,784
Gain (loss) realized in cash	783	967	1,271	1,528

Net gain (loss) on interest rate swaps	$(3,714)	$1,872	$(2,382)	$3,312

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

The Company has entered into various natural gas swap transactions with JP Morgan Chase Bank (a related party) to lower the Company’s exposure to the price of natural gas. As of September 24, 2006, the trades in effect mature from October through December 2006 and have various notional quantities of MMBTU’s per month. The Company will pay a fixed price ranging from $6.56 to $10.95 per MMBTU, with settlements monthly. These swaps were not designed as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 25, 2005 and September 24, 2006, the fair value of the natural gas swap contracts was a gain of $8 and a loss of $257, respectively, which is recorded in Other current assets (as of December 25, 2005) and Accrued liabilities (as of September 24, 2006) in the Consolidated Balance Sheet. Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, for the three and nine months ended September 24, 2006 and September 25, 2005 are detailed below.

Natural gas swaps	Three months ended		Nine months ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Non-cash gain (loss)	$124	$306	$(265)	$480
Gain (loss) realized in cash	(275)	295	(945)	283

Net gain (loss) on natural gas swaps	$(151)	$601	$(1,210)	$763

The Company has entered into various foreign currency exchange transactions with JP Morgan Chase Bank (a related party) to lower the Company’s exposure to the exchange rate between the U.S. dollar and the Canadian dollar. Each agreement is based upon a notional amount in Canadian dollars, which is expected to approximate a portion of the amount of our Canadian subsidiary’s U.S. dollar denominated purchases for the month. The trades outstanding as of September 24, 2006 run through December 2006. The Company will pay a fixed exchange rate of 1.1673 Canadian dollars per U.S. dollar, with settlements monthly. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 25, 2005 and September 24, 2006, the fair value of the foreign currency exchange contracts was a loss of $280 and $294, respectively, which is recorded in Accrued liabilities in the Consolidated Balance Sheet. Gains and losses on the foreign currency exchange contracts, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, for the three and nine months ended September 24, 2006 and September 25, 2005 are detailed below.

Foreign currency exhange contracts	Three months ended		Nine months ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Non-cash gain (loss)	$259	$(414)	$(14)	$(206)
Gain (loss) realized in cash	(242)	(34)	(467)	135

Net gain (loss) on foreign currency exchange contracts	$17	$(448)	$(481)	$(71)

The Company utilizes irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. The contract value of the outstanding standby letters of credit as of December 25, 2005 and September 24, 2006 was $7,200 and $7,921, respectively, which approximates fair value. As of December 25, 2005 and September 24, 2006, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $4,314 and $794, respectively, which approximates fair value.

The Company is exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A” rated by Moody’s and Standard & Poor’s. Accordingly, the Company does not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The estimated fair value of the senior secured credit facilities bank debt and the 8 1/4% senior subordinated notes that are classified as long term debt on the Consolidated Balance Sheet at September 24, 2006, was approximately its carrying value.

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

R2 Appeal in Aurora Bankruptcy

Prior to its bankruptcy filing, Aurora entered into an agreement with its prepetition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding in U.S. Bankruptcy Court, District of Delaware, and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the Bankruptcy Court. The appeals are pending. It is too early to predict the outcome of the appeals. Included in the Company’s accrued liabilities in the Consolidated Balance Sheet is $20.1 million for this claim, which was assumed by us in the Aurora Merger.

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

The State Attorney General had originally proposed a penalty of $168 together with a consent decree. The Company responded listing the actions it had taken and related costs since merging with Aurora. The Company contends that there should not be any fine or penalty. On February 24, 2006, the State Attorney General advised the Company that its office would be willing to accept $110 as penalty, together with a consent decree. A status conference with the party’s attorneys and the Judge was held on May 2, 2006. The parties are complying with the Joint Discovery Schedule required by the Judge. As the Company believes no penalty will ultimately be due, no liability has been accrued at September 24, 2006.

The Company continues to discharge its effluent to the City. The Company will vigorously defend any future effort to prevent it from discharging its industrial wastewater to the City. Although the Company believes it will be able to resolve this matter favorably, an adverse resolution may have a material impact on the Company’s financial position, results of operations, or cash flows.

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

13. Related Party Transactions

Management fees

On November 25, 2003, the Company entered into a Management Agreement with JPMorgan Partners, LLC (“JPMP”) and J.W. Childs Associates, L.P. (“JWC”) whereby JPMP and JWC provide management, advisory and other services. The agreement calls for quarterly payments of $125 to each of JPMP and JWC for management fees. In connection with the September 2004 default on our senior credit agreement and the resulting amendment (see Note 9), the payment of the management fees was suspended during the amendment period, which ended on the second business day following the date on which the Company delivers to the Administrative Agent financial statements for the fiscal quarter ending March 2006. Therefore, for the three and nine months ended September 24, 2006, management fees expensed and paid to JPMP and JWC were $250 and $500, respectively. There were no management fees expensed or paid during the three and nine months ended September 25, 2005. The Company reimbursed JPMP and JWC $23 and $50 for out-of-pocket expenses during the three and nine months ended September 24, 2006, respectively. The Company reimbursed JPMP and JWC for out-of-pocket expenses totaling $7 and $18 during the three and nine months ended September 25, 2005, respectively. The Management Agreement also stipulates that in connection with any acquisition transaction subsequent to the Pinnacle Transaction and Aurora Merger, there will be a transaction fee of  1/2% of the aggregate purchase price payable to each of JPMP and JWC, plus fees and expenses. In connection with the acquisition of the Armour Business, each of JPMP and JWC were paid a transaction fee of $915. JPMP was also reimbursed for out of pocket expenses totaling $4. These transaction fees are included in Acquisition costs in Note 3.

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

As discussed in Note 5, certain ownership units of LLC were issued to CDM in connection with the acquisition of the Armour Business. The estimated fair value of the interests was $1,415 and was included in administrative expenses for the nine months ended September 24, 2006.

Leases and Aircraft

The Company leases office space owned by a party related to C. Dean Metropoulos, the Company’s Chairman. The base rent for the office is $87 annually. Rent expense was $26 and $77 during the three and nine months ended September 24, 2006, respectively. Rent expense was $25 and $75 during the three and nine months ended September 25, 2005, respectively.

Beginning November 25, 2003, the Company began using an aircraft owned by a company indirectly owned by the Chairman. In connection with the usage of the aircraft, the Company incurred net operating expenses of $688 and $2,063 during the three and nine months ended September 24, 2006, respectively. The Company incurred net operating expenses for the usage of aircraft of $688 and $2,063 during the three and nine months ended September 25, 2005, respectively. The Company also incurred direct costs totaling $75 and $210 during the three and nine months ended September 24, 2006, respectively, that is to be reimbursed by the company that owns the aircraft. During the three months ended September 24, 2006, $135 in costs was reimbursed. No such costs were incurred during 2005.

Debt and Interest Expense

For the three and nine months ended September 24, 2006, fees and interest expense recognized in the Consolidated Statement of Operations for the debt to the related party, JPMorgan Chase Bank, amounted to $482 and $572, respectively. For the three and nine months ended September 25, 2005, fees and interest expense recognized in the Consolidated Statement of Operations for the debt to the related party, JPMorgan Chase Bank, amounted to $101 and $254, respectively. See Note 9.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Financial Instruments

The Company has entered into transactions for derivative financial instruments with JPMorgan Chase Bank to lower its exposure to interest rates, foreign currency, and natural gas prices. During the three months ended September 24, 2006 the net cash received by the Company for the settlement of financial instruments totaled $265. During the nine months ended September 24, 2006 the net cash paid by the Company for the settlement of financial instruments totaled $142. During the three and nine months ended September 25, 2005 net cash received by the Company for the settlement of financial instruments totaling $1,228 and $1,946, respectively. See Note 11.

Expenses of Major Shareholder

As part of the Aurora Merger, the Company agreed to pay certain fees of the Bondholders Trust (as defined below), which owns approximately 43% of LLC. The Bondholders Trust primarily consists of holders of Aurora’s senior subordinated notes, which elected to receive equity interests in LLC as consideration in the Aurora Merger. The Company recognized in the Consolidated Statement of Operations for the three and nine months ended September 24, 2006 $0 and $100, respectively, in fees on behalf of the Bondholder Trust.

Consulting Agreement

During the first quarter of 2006, the Company entered into a consulting agreement with Mr. Evan Metropoulos, a former executive of PFGI and the brother of the Company’s Chairman, C. Dean Metropoulos. Mr. E. Metropoulos will provide to the Company consulting services related to the integration of the Armour Business, which was acquired on March 1, 2006. As of the end of the third quarter of 2006, the work under the contract is substantially completed. For the nine months ended September 24, 2006, payments made to Mr. E. Metropoulos under this agreement totaled $12. In addition, Mr. E. Metropoulos has the opportunity to earn an additional $50 based upon performance.

Broker Commissions

One of our significant shareholders, J.W. Childs Associates, L.P., is also a significant shareholder of Advantage Sales & Marketing (ASM), which is sales and marketing agency serving the consumer packaged goods industry. Upon the acquisition of the Armour business, PFGI assumed the contract to use ASM to distribute the Armour products. For the three and nine months ended September 24, 2006, PFGI paid ASM $9 and $497, respectively.

14. Segments

The Company’s products and operations are managed and reported in two operating segments. The frozen foods segment consists of the following reporting units: dinners and entrees (Swanson, Hungry Man), seafood (Van de Kamp’s, Mrs. Paul’s), breakfast (Aunt Jemima), bagels (Lenders), pizza (Celeste) and Chef’s Choice. The dry foods segment consists of the following reporting units: condiments (Vlasic, Open Pit), baking (Duncan Hines), syrups (Mrs. Butterworth’s and Log Cabin) and canned meat (Armour). Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Cost of products sold in the dry foods segment for the three and nine months ended September 24, 2006 includes $190 and $4,760, representing the write-up of inventories to fair value (also referred to as net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) at the date of the acquisition of the Armour Business, which were sold subsequent to the acquisition date. Corporate assets consist of deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions, and stock-based compensation expense related to the ownership units of LLC issued to CDM.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

	Three months ended		Nine months ended
SEGMENT INFORMATION	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Net sales
Frozen foods	$150,890	$156,306	$475,732	$492,754
Dry foods	194,399	137,951	549,156	415,954

Total	$345,289	$294,257	$1,024,888	$908,708

Earnings (loss) before interest and taxes
Frozen foods	$12,405	$4,971	$28,179	$5,616
Dry foods	32,151	30,311	75,470	62,508
Unallocated corporate expenses	(4,487)	(4,046)	(14,070)	(12,742)

Total	$40,069	$31,236	$89,579	$55,382

Depreciation and amortization
Frozen foods	$5,202	$4,933	$15,832	$19,454
Dry foods	5,598	3,520	15,815	10,328

Total	$10,800	$8,453	$31,647	$29,782

Capital expenditures
Frozen foods	$2,930	$8,256	$8,646	$18,417
Dry foods	3,770	1,275	6,999	3,383

Total	$6,700	$9,531	$15,645	$21,800

GEOGRAPHIC INFORMATION
Net sales
United States	$327,692	$280,182	$979,528	$869,981
Canada	17,597	14,075	45,360	38,727

Total	$345,289	$294,257	$1,024,888	$908,708

SEGMENT INFORMATION:	September 24, 2006	December 25, 2005
Total Assets
Frozen foods	$549,705	$565,266
Dry foods	1,271,506	1,069,811
Corporate	1,522	1,417

Total	$1,822,733	$1,636,494

GEOGRAPHIC INFORMATION
Long-lived assets
United States	$253,171	$219,070
Canada	31	31

Total	$253,202	$219,101

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

15. Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of Statement of Financial Accounting Standards (“SFAS”) Statement No. 109.” This interpretation clarifies SFAS 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. The provisions of this interpretation are effective for fiscal years beginning after December 15, 2006. The Company is assessing what impact, if any, adoption of this statement would have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements,. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is assessing what impact, if any, adoption of this statement would have on its financial position, results of operations and cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statemenst No. 87, 88, 106 and 132(R), (“SFAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS 158 provides recognition and disclosure elements to be effective for fiscal years ending after December 15, 2007 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company is assessing what impact adoption of this statement would have on its financial position, results of operations and cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the statement of earnings—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the statement of earnings. We currently use the iron curtain method for quantifying identified financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the start of fiscal 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of September 24, 2006 and December 25, 2005 and (b) the related consolidating statements of operations and cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiary for the three and nine months ended September 24, 2006 and September 25, 2005.

(2)	Elimination entries necessary to consolidate the Company with its guarantor subsidiaries and nonguarantor subsidiary.

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Balance Sheet

September 24, 2006

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$3	$3,355	$1,615	$—	$4,973
Accounts receivable, net	63,626	31,872	7,621	—	103,119
Intercompany accounts receivable	—	46,746	—	(46,746)	—
Inventories, net	104,389	82,425	3,942	—	190,756
Other current assets	2,019	3,527	40	—	5,586
Deferred tax assets	565	894	63	—	1,522

Total current assets	170,602	168,819	13,281	(46,746)	305,956

Plant assets, net	139,739	113,432	31	—	253,202
Investment in subsidiaries	355,084	3,049	—	(358,133)	—
Intercompany note receivable	66,755	—	—	(66,755)	—
Tradenames	694,126	106,156	—	—	800,282
Other assets, net	60,386	122	—	—	60,508
Goodwill	261,940	140,845	—	—	402,785

Total assets	$1,748,632	$532,423	$13,312	$(471,634)	$1,822,733

Current liabilities:
Current portion of long-term obligations	$10	$143	$—	$—	$153
Notes payable	—	832	—	—	832
Accounts payable	20,123	39,419	2,446	—	61,988
Intercompany accounts payable	43,832	—	2,914	(46,746)	—
Accrued trade marketing expense	20,304	9,067	3,936	—	33,307
Accrued liabilities	72,527	23,794	469	—	96,790
Accrued income taxes	85	883	496	—	1,464

Total current liabilities	156,881	74,138	10,261	(46,746)	194,534

Long-term debt	970,697	88	—	—	970,785
Intercompany note payable	—	66,755	—	(66,755)	—
Pension and other postretirement benefits	9,236	10,066	—	—	19,302
Other long-term liabilities	3,439	—	—	—	3,439
Deferred tax liabilities	205,500	26,292	2	—	231,794

Total liabilities	1,345,753	177,339	10,263	(113,501)	1,419,854

Commitments and contingencies	—	—	—	—	—

Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	572,109	347,448	935	(348,383)	572,109
Accumulated other comprehensive (loss) income	(3,707)	(3,707)	312	3,395	(3,707)
Carryover of Predecessor basis of net assets	(17,338)	—	—	—	(17,338)
(Accumulated deficit) retained earnings	(148,185)	11,343	1,802	(13,145)	(148,185)

Total shareholder’s equity	402,879	355,084	3,049	(358,133)	402,879

Total liabilities and shareholder’s equity	$1,748,632	$532,423	$13,312	$(471,634)	$1,822,733

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Balance Sheet

December 25, 2005

	Pinnacle Foods Group Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$69	$450	$—	$—	$519
Accounts receivable, net	43,618	28,206	4,431	—	76,255
Intercompany accounts receivable	—	51,506	1,646	(53,152)	—
Inventories, net	63,373	103,492	3,756	—	170,621
Other current assets	715	2,164	65	—	2,944
Deferred tax assets	598	758	61	—	1,417

Total current assets	108,373	186,576	9,959	(53,152)	251,756
Plant assets, net	99,598	119,472	31	—	219,101
Investment in subsidiaries	344,383	1,653	—	(346,036)	—
Intercompany note receivable	111,684	—	—	(111,684)	—
Tradenames	655,126	106,156	—	—	761,282
Other assets, net	44,701	141	—	—	44,842
Goodwill	218,579	140,934	—	—	359,513

Total assets	$1,582,444	$554,932	$9,990	$(510,872)	$1,636,494

Current liabilities:
Current portion of long-term obligations	$10	$143	$—	$—	$153
Notes payable	—	184	—	—	184
Accounts payable	24,698	32,151	4,916	—	61,765
Intercompany accounts payable	51,506	1,646	—	(53,152)	—
Accrued trade marketing expense	19,407	10,624	2,949	—	32,980
Accrued liabilities	51,560	19,571	328	—	71,459
Accrued income taxes	103	790	142	—	1,035

Total current liabilities	147,284	65,109	8,335	(53,152)	167,576
Long-term debt	888,126	185	—	—	888,311
Intercompany note payable	—	111,684	—	(111,684)	—
Pension and other postretirement benefits	851	10,048	—	—	10,899
Deferred tax liabilities	189,659	23,523	2	—	213,184

Total liabilities	1,225,920	210,549	8,337	(164,836)	1,279,970
Commitments and contingencies	—	—	—	—	—
Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	529,425	347,448	935	(348,383)	529,425
Accumulated other comprehensive loss	(3,768)	(3,768)	251	3,517	(3,768)
Carryover of Predecessor basis of net assets	(17,338)	—	—	—	(17,338)
(Accumulated deficit) retained earnings	(151,795)	703	467	(1,170)	(151,795)

Total shareholder’s equity	356,524	344,383	1,653	(346,036)	356,524

Total liabilities and shareholder’s equity	$1,582,444	$554,932	$9,990	$(510,872)	$1,636,494

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Operations

For the three months ended September 24, 2006

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$217,469	$120,648	$17,642	$(10,470)	$345,289

Costs and expenses
Cost of products sold	159,528	99,912	13,650	(10,316)	262,774
Marketing and selling expenses	11,482	10,885	1,486	—	23,853
Administrative expenses	8,330	3,924	434	—	12,688
Research and development expenses	652	315	—	—	967
Intercompany royalties	—	—	20	(20)	—
Intercompany technical service fees	—	—	134	(134)	—
Other expense (income), net	2,430	2,508	—	—	4,938
Equity in (earnings) loss of investees	(2,563)	(1,118)	—	3,681	—

Total costs and expenses	179,859	116,426	15,724	(6,789)	305,220

Earnings (loss) before interest and taxes	37,610	4,222	1,918	(3,681)	40,069

Intercompany interest (income) expense	(1,262)	1,262	—	—	—
Interest expense	25,309	—	4	—	25,313
Interest income	34	421	17	—	472

Earnings (loss) before income taxes	13,597	3,381	1,931	(3,681)	15,228
Provision for income taxes	4,672	818	813	—	6,303

Net earnings (loss)	$8,925	$2,563	$1,118	$(3,681)	$8,925

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Operations

For the three months ended September 25, 2005

	Pinnacle Foods Group Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$163,821	$124,855	$14,096	$(8,515)	$294,257

Costs and expenses
Cost of products sold	117,966	105,099	11,108	(8,311)	225,862
Marketing and selling expenses	10,466	9,732	1,628	—	21,826
Administrative expenses	5,472	4,049	354	—	9,875
Research and development expenses	529	379	—	—	908
Intercompany royalties	—	—	79	(79)	—
Intercompany technical service fees	—	—	125	(125)	—
Other expense (income), net	4,417	133	—	—	4,550
Equity in loss (earnings) of investees	(2,141)	(533)	—	2,674	—

Total costs and expenses	136,709	118,859	13,294	(5,841)	263,021

Earnings (loss) before interest and taxes	27,112	5,996	802	(2,674)	31,236
Intercompany interest (income) expense	(3,264)	3,264	—	—	—
Interest expense	17,466	23	—	—	17,489
Interest income	—	174	6	—	180

Earnings (loss) before income taxes	12,910	2,883	808	(2,674)	13,927
Provision for income taxes	8,197	742	275	—	9,214

Net earnings (loss)	$4,713	$2,141	$533	$(2,674)	$4,713

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Operations

For the nine months ended September 24, 2006

‘	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$612,626	$391,760	$45,405	$(24,903)	$1,024,888

Costs and expenses
Cost of products sold	467,713	329,927	36,121	(24,371)	809,390
Marketing and selling expenses	40,701	28,392	5,185	—	74,278
Administrative expenses	24,688	13,182	1,220	—	39,090
Research and development expenses	1,835	1,052	—	—	2,887
Intercompany royalties	—	—	80	(80)	—
Intercompany technical service fees	—	—	452	(452)	—
Other expense (income), net	7,062	2,602	—	—	9,664
Equity in (earnings) loss of investees	(10,640)	(1,335)	—	11,975	—

Total costs and expenses	531,359	373,820	43,058	(12,928)	935,309

Earnings (loss) before interest and taxes	81,267	17,940	2,347	(11,975)	89,579

Intercompany interest (income) expense	(5,558)	5,558	—	—	—
Interest expense	66,668	33	4	—	66,705
Interest income	35	798	39	—	872

Earnings (loss) before income taxes	20,192	13,147	2,382	(11,975)	23,746
Provision for income taxes	16,582	2,507	1,047	—	20,136

Net earnings (loss)	$3,610	$10,640	$1,335	$(11,975)	$3,610

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Operations

For the nine months ended September 25, 2005

	Pinnacle Foods Group Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$491,874	$398,431	$38,748	$(20,345)	$908,708

Costs and expenses
Cost of products sold	385,375	338,341	29,840	(19,707)	733,849
Marketing and selling expenses	43,060	28,171	3,557	—	74,788
Administrative expenses	17,931	13,500	910	—	32,341
Research and development expenses	1,640	1,234	—	—	2,874
Intercompany royalties	—	—	224	(224)	—
Intercompany technical service fees	—	—	414	(414)	—
Other expense (income), net	8,352	1,122	—		9,474
Equity in (earnings) loss of investees	(7,323)	(2,434)	—	9,757	—

Total costs and expenses	449,035	379,934	34,945	(10,588)	853,326

Earnings (loss) before interest and taxes	42,839	18,497	3,803	(9,757)	55,382

Intercompany interest (income) expense	(9,471)	9,469	2	—	—
Interest expense	52,584	40	—	—	52,624
Interest income	—	387	16	—	403

Earnings (loss) before income taxes	(274)	9,375	3,817	(9,757)	3,161
Provision for income taxes	19,615	2,052	1,383	—	23,050

Net (loss) earnings	$(19,889)	$7,323	$2,434	$(9,757)	$(19,889)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Cash Flows

For the nine months ended September 24, 2006

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net earnings (loss)	$3,610	$10,640	$1,335	$(11,975)	$3,610
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	20,107	11,535	5	—	31,647
Restructuring and impairment charges	280	2,500	—	—	2,780
Amortization of debt acquisition costs	5,224	—	—	—	5,224
Amortization of bond premium	(422)	—	—	—	(422)
Change in value of financial instruments	3,932	—	—	—	3,932
Stock-based compensation charges	2,635	—	—	—	2,635
Equity in loss (earnings) of investees	(10,640)	(1,335)	—	11,975	—
Postretirement healthcare benefits	815	(207)	—	—	608
Pension expense	363	876	—	—	1,239
Other long-term liabilities	80	—	—	—	80
Deferred income taxes	15,874	2,635	(2)	—	18,507
Changes in working capital, net of acquisition
Accounts receivable	(20,008)	(3,666)	(3,035)	—	(26,709)
Intercompany accounts receivable/payable	39,603	(40,061)	458	—	—
Inventories	515	21,067	(55)	—	21,527
Accrued trade marketing expense	897	(1,558)	884	—	223
Accounts payable	(4,575)	14,040	(2,641)	—	6,824
Accrued liabilities	16,369	4,252	479	—	21,100
Other current assets	696	(3,841)	4,355	—	1,210

Net cash provided by operating activities	75,355	16,877	1,783	—	94,015

Cash flows from investing activities
Payments for business acquisitions	(186,979)	—	—	—	(186,979)
Capital expenditures	(7,667)	(7,961)	(5)	—	(15,633)

Net cash used in investing activities	(194,646)	(7,961)	(5)	—	(202,612)

Cash flows from financing activities
Change in bank overdrafts	—	(6,550)	(163)	—	(6,713)
Repayment of capital lease obligations	(7)	(109)	—	—	(116)
Equity contributions	40,049	—	—	—	40,049
Debt acquisition costs	(3,817)	—	—	—	(3,817)
Proceeds from bank term loan	143,000	—	—	—	143,000
Proceeds from notes payable borrowings	—	2,410	—	—	2,410
Repayments of notes payable	—	(1,762)	—	—	(1,762)
Repayments of long term obligations	(60,000)	—	—	—	(60,000)

Net cash provided by (used in) financing activities	119,225	(6,011)	(163)	—	113,051

Effect of exchange rate changes on cash	—	—	—	—	—

Net change in cash and cash equivalents	(66)	2,905	1,615	—	4,454
Cash and cash equivalents - beginning of period	69	450	—	—	519

Cash and cash equivalents - end of period	$3	$3,355	$1,615	$—	$4,973

Supplemental disclosures of cash flow information:
Interest paid	$50,183	$—	$—	$—	$50,183
Interest received	35	798	39	—	872
Income taxes refunded (paid)	—	30	(706)	—	(676)
Non-cash investing activity:
Capital lease activity	—	(12)	—	—	(12)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Cash Flows

For the nine months ended September 25, 2005

	Pinnacle Foods Group Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings	$(19,889)	$7,323	$2,434	$(9,757)	$(19,889)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	17,314	12,463	5	—	29,782
Restructuring and impairment charges	1,502	—	—	—	1,502
Amortization of debt acquisition costs	4,398	—	—	—	4,398
Amortization of bond premium	(391)	—	—	—	(391)
Change in value of financial instruments	(2,058)	—	—	—	(2,058)
Equity in loss (earnings) of investees	(7,323)	(2,434)	—	9,757	—
Postretirement healthcare benefits	20	(206)	—	—	(186)
Pension expense	—	446	—	—	446
Deferred income taxes	19,414	1,785	—	—	21,199
Changes in working capital
Accounts receivable	(6,219)	(1,454)	(2,638)	—	(10,311)
Intercompany accounts receivable/payable	31,967	(32,325)	358	—	—
Inventories	16,623	13,267	(116)	—	29,774
Accrued trade marketing expense	(8,152)	(661)	(448)	—	(9,261)
Accounts payable	(20,173)	(4,383)	(279)	—	(24,835)
Accrued liabilities	9,103	504	1,361	—	10,968
Other current assets	(2,611)	3,461	(124)		726

Net cash provided by operating activities	33,525	(2,214)	553	—	31,864

Cash flows from investing activities
Capital expenditures	(12,317)	(9,474)	(9)	—	(21,800)
Pinnacle merger consideration	1,595	—	—	—	1,595
Sale of plant assets	—	561	—	—	561

Net cash used in investing activities	(10,722)	(8,913)	(9)	—	(19,644)

Cash flows from financing activities
Change in bank overdrafts	—	9,766	(308)	—	9,458
Repayment of capital lease obligations	(8)	(85)	—	—	(93)
Debt acquisition costs	(51)	—	—	—	(51)
Proceeds from notes payable borrowings	31,626	—	—	—	31,626
Repayments of notes payable	(30,714)	—	—	—	(30,714)
Repayments of long term obligations	(24,087)	—	—	—	(24,087)

Net cash used in financing activities	(23,234)	9,681	(308)	—	(13,861)

Effect of exchange rate changes on cash	—	—	—	—	—

Net change in cash and cash equivalents	(431)	(1,446)	236	—	(1,641)
Cash and cash equivalents - beginning of period	490	1,745	—	—	2,235

Cash and cash equivalents - end of period	$59	$299	$236	$—	$594

Supplemental disclosures of cash flow information:
Interest paid	$39,435	$—	$—	$—	$39,435
Interest received	—	387	16	—	403
Income taxes refunded (paid)	—	611	(203)	—	408

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

As described in Note 3 to the Consolidated Financial Statements, on March 1, 2006, the Company acquired certain assets and assumed certain liabilities of the food products business (the “Armour Business”) of The Dial Corporation for $189.3 million in cash. The acquisition of the Armour Business is expected to complement the Company’s existing product lines that together will provide growth opportunities and scale. The Armour Business is a leading manufacturer, distributor and marketer of products in the $1.1 billion canned meats category. For the year ended December 31, 2005, the Armour Business had net sales of approximately $225 million. Primarily all of the products are produced at the manufacturing facility located in Ft. Madison, Iowa, which was acquired in the transaction. Products are sold under the Armour brand name as well as private-label and certain co-pack arrangements. The Armour Business offers products in eleven of the fifteen segments within the canned meat category, including Vienna sausage, potted meat, and sliced dried beef. The consolidated financial statements include the results of operations of the Armour Business from the date of acquisition.

In November 2003, we entered into a $675.0 million credit agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available in connection with the Pinnacle Transaction and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger. Concurrently with the acquisition of the Armour Business but effective as of February 14, 2006, the Company entered into an Amendment No. 4 and Agreement to the existing senior secured credit facilities. Among other things, the amendment approved the acquisition and provided for the making of $143.0 million of additional tack-on term loans to fund a portion of the acquisition. The senior secured credit facilities also provide for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolving credit facility as of September 24, 2006 and December 25, 2005.

Additionally, in November 2003 and February 2004, we issued $200 million and $194 million, respectively, of 8 1/4% senior subordinated notes. The terms of the November 2003 and February 2004 notes are the same and are issued under the same indenture.

During the nine months ended September 24, 2006 and September 25, 2005, our earnings (loss) before interest and taxes were negatively impacted by certain items. These items included:

•	The nine months ended September 24, 2006 and September 25, 2005 we recorded charges totaling $4.0 million and $6.1 million in connection with the closure and plant consolidation costs related the closing the Omaha, Nebraska and Erie, Pennsylvania production facilities as well as the shutdown of a production line in our Mattoon, Illinois production facility. These costs, which were part of our plan of consolidating and streamlining production activities after the Aurora Merger, are discussed below under the heading “Plant Consolidation.”

•	In the nine months ended September 24, 2006, we recorded a charge of $4.8 million related to the flow through of the increase in the fair market value of inventories acquired in the Armour Business.

•	In the nine months ended September 24, 2006, we recorded non-cash equity compensation of $1.4 million for certain ownership units of Crunch Equity Holdings, LLC issued to CDM Investor Group LLC, which is controlled by certain members of PFGI’s management in connection with the Armour acquisition.

•	In the nine months ended September 24, 2006, we recorded non-cash equity compensation of $1.2 million related to stock options granted to employees of PFGI and accounted for in accordance with SFAS 123(R), “Share-Based Payment (Revised 2004)”, which was adopted at the start of fiscal 2006.

Additionally, in the continuing effort to revitalize our brands, we introduced several new products during the first quarter of 2005 and incurred a substantially higher level of slotting expenses and a higher level of coupon expenses. These high levels of expense did not continue throughout the remainder of 2005. During the first nine months of 2006, our product introductions were significantly less than the prior year and consequently our slotting and coupon expense was less. Both slotting and coupon expenses are deducted from shipments (as discussed below) in arriving at net sales in our Consolidated Statement of Operations.

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

Plant Consolidations

Omaha, Nebraska Production Facility

During the nine months ended September 24, 2006 and September 25, 2005, we recorded restructuring and impairment charges totaling $2.7 million and $1.3 million pertaining to our decision to permanently close the Omaha, Nebraska production facility. Charges from the date of the announced closing in April 2004 total $19.6 million. These charges are recorded as a component of Other expense (income), net in the consolidated statement of operations. The closure was part of our plan of consolidating and streamlining production activities after the Aurora Merger. These charges were recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits”, SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In determining such charges, we made certain estimates and judgments surrounding the amounts ultimately to be paid and received for the actions we have taken.

Production from the Omaha plant, which manufactured Swanson frozen entree retail products and frozen foodservice products, has been relocated to our Fayetteville, Arkansas and Jackson, Tennessee production facilities. Activities related to the final closure of the plant were completed in the first quarter of 2005 and resulted in the elimination of 411 positions.

In order to estimate the costs related to our restructuring efforts, management made its best estimates of the most likely expected outcomes of the significant activities to accomplish the restructuring. These estimates principally related to charges for asset impairment for the owned facility in Omaha, employee severance costs to be paid, and other plant shutdown and relocation costs. The most significant of these estimated costs related to the asset impairment of the Omaha facility, which was based upon the net book value of the assets that were not being transferred, less the cash flows from production until shutdown and a reasonable salvage value for the land, building and equipment to be sold. We initially recorded a charge of $7.4 million during fiscal 2004 for the impairment of these assets, which was our best estimate of the impairment charge at the time. We had planned to transfer equipment with a net book value of approximately $9.7 million to other production locations, primarily in Fayetteville, Arkansas and Jackson, Tennessee. Due to the delay in closing the Omaha plant and the need to have production up and running in the Fayetteville plant, we were unable to transfer certain equipment with a net book value of $6.2 million and instead incurred capital expenditures to purchase, build and modify the necessary equipment in Fayetteville. In addition to the impairment charge initially recorded in fiscal 2004, we evaluated the remaining property, plant and equipment as well as existing offers to sell the plant and equipment, and recorded an additional impairment charge of $2.6 million in the 21 weeks ended December 26, 2004. During the third quarter of 2006 and based upon current offers, we further lowered the carrying value of the plant and equipment and recorded an additional impairment charge totaling $2.5 million. Total capital expenditures in connection with this plant consolidation project totaled approximately $8.6 million.

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

Erie, Pennsylvania Production Facility

During the nine months ended September 24, 2006 and September 25, 2005, we recorded restructuring charges totaling $1.3 million and $3.9 pertaining to our decision to permanently close the Erie, Pennsylvania production facility. Charges from the date of the announced closing in April 2005 total $7.2 million. Production has ceased at the facility, which is currently being prepared for sale. The charges are recorded as a component of Other expense (income), net in the consolidated statement of operations. The closure was part of our continuing plan to streamline production activities. These charges were recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In determining such charges, we made certain estimates and judgments surrounding the amounts ultimately to be paid and received for the actions we have taken.

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

In order to estimate the costs related to our restructuring efforts, management made its best estimates of the most likely expected outcomes of the significant activities to accomplish the restructuring. These estimates principally related to charges for employee severance and related costs to be paid and other plant shutdown and relocation costs. The employee related costs, which include severance and other benefits, total $1.0 million, all of which has been paid and incurred as of September 24, 2006.

The estimated costs associated with transferring certain assets to the Jackson facility along with estimates of the costs necessary to shut down the Erie facility are included in other restructuring costs as they are incurred. We anticipate that costs through completion of the program will approximate $6.1 million. Through September 24, 2006, $6.0 million has been incurred. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, proceeds received from the sale of the land and equipment will depend on our success in negotiating with buyers and the current real estate market in Erie. We will review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes in estimates to our restructuring obligations in our consolidated financial statements for such quarter based on management’s then-current estimates.

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

As of September 24, 2006, we had an accrued restructuring liability of $1.2 million, of which $0.2 million related to the Omaha plant shutdown, $0.1 million related to the Erie plant shutdown and the balance related to severance costs from the Aurora Merger and the acquisition of the Armour Foods Business. We expect all of these costs to be paid during the next twelve months.

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

The following table reconciles shipments to net sales for the consolidated company, the frozen foods segment and the dry foods segment for three and nine months ended September 24, 2006 and September 25, 2005

For the three months ended,

	Consolidated		Frozen Foods		Dry Foods
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Shipments	$455.9	$394.2	$202.7	$214.0	$253.2	$180.2
Less: Aggregate trade marketing and consumer coupon redemption expenses	108.9	97.0	50.8	55.7	58.1	41.3
Less: Slotting expense	1.7	3.0	1.0	2.0	0.7	1.0

Net sales	$345.3	$294.2	$150.9	$156.3	$194.4	$137.9

For the nine months ended,

	Consolidated		Frozen Foods		Dry Foods
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Shipments	$1,392.6	$1,288.7	$650.6	$699.3	$742.0	$589.4
Less: Aggregate trade marketing and consumer coupon redemption expenses	350.5	341.5	164.0	189.6	186.5	151.9
Less: Slotting expense	17.2	38.5	10.9	16.9	6.3	21.6

Net sales	$1,024.9	$908.7	$475.7	$492.8	$549.2	$415.9

Consolidated statements of operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales. In accordance with GAAP, the results for the three and nine months ended September 24, 2006 only include the results of operations of the Armour business from the date of acquisition, March 1, 2006, through the end of the period.

	Three months ended				Nine months ended
	September 24, 2006		September 25, 2005		September 24, 2006		September 25, 2005
Net sales	$345.3	100.0%	$294.2	100.0%	$1,024.9	100.0%	$908.7	100.0%
Costs and expenses
Cost of products sold	262.8	76.1%	225.8	76.8%	809.4	79.0%	733.8	80.8%
Marketing and selling expenses	23.9	6.9%	21.8	7.4%	74.3	7.2%	74.8	8.2%
Administrative expenses	12.7	3.7%	9.8	3.3%	39.1	3.8%	32.3	3.6%
Research and development expenses	1.0	0.3%	0.9	0.3%	2.9	0.3%	2.9	0.3%
Other expense (income), net	4.8	1.4%	4.6	1.6%	9.6	0.9%	9.5	1.0%

Total costs and expenses	$305.2	88.4%	$262.9	89.4%	$935.3	91.3%	$853.3	93.9%

Earnings before interest and taxes	$40.1	11.6%	$31.3	10.6%	$89.6	8.7%	$55.4	6.1%

	Three months ended		Nine months ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Net sales
Frozen foods	$150.9	$156.3	$475.7	$492.8
Dry foods	194.4	137.9	549.2	415.9

Total	$345.3	$294.2	$1,024.9	$908.7

Earnings before interest and taxes
Frozen foods	$12.4	$5.0	$28.2	$5.6
Dry foods	32.2	30.3	75.5	62.5
Unallocated corporate expenses	(4.5)	(4.0)	(14.1)	(12.7)

Total	$40.1	$31.3	$89.6	$55.4

Depreciation and amortization
Frozen foods	$5.2	$5.0	$15.8	$19.5
Dry foods	5.6	3.5	15.8	10.3

Total	$10.8	$8.5	$31.6	$29.8

Three months ended September 24, 2006 compared to three months ended September 25, 2005

Net sales. Shipments in the three months ended September 24, 2006 were $455.9 million, an increase of $61.7 million, compared to shipments in the three months ended September 25, 2005 of $394.2 million. The Armour acquisition resulted in $68.1 million of increased shipments. All other businesses decreased $6.4 million. Net sales in the three months ended September 24, 2006 were $345.3 million, an increase of $51.1 million, compared to net sales in the three months ended September 25, 2005 of $294.2 million. The Armour acquisition resulted in $55.7 million of increased net sales. All other businesses decreased $4.6 million.

Frozen foods: Shipments in the three months ended September 24, 2006 were $202.7 million, a decrease of $11.3 million. The change was driven mainly by a $12.0 million decrease in our Swanson and Hungry Man frozen dinner business sales, resulting from a reduction of unprofitable trade deals. Aggregate trade marketing and consumer coupon redemption expenses and slotting expenses decreased $5.9 million, the result of lower trade marketing activity in 2006. As a result, frozen foods net sales decreased $5.4 million, again resulting from sales declines in the Swanson and Hungry Man frozen dinner business.

Dry foods: Shipments in the three months ended September 24, 2006 were $253.2 million, an increase of $73.0 million. The recently acquired Armour business increased shipments $68.1 million. The remaining change of $4.9 million was from our existing businesses and was due to increases in our pickle product line. Aggregate trade marketing and consumer coupon redemption expenses and slotting expenses increased $16.5 million, of which $12.4 million relate to the acquisition of the Armour business. As a result, dry foods net sales increased $56.5 million, of which $55.7 million of the increase resulted from the sales of products related to the acquisition of the Armour business. The net sales of the remaining businesses increased $0.8 million for the three months ended September 24, 2006.

Cost of products sold. Our cost of products sold was $262.8 million, or 76.1% of net sales, in the three months ended September 24, 2006, versus cost of products sold of $225.8 million, or 76.8% of net sales, in the three months ended September 25, 2005. The products acquired in the Armour business resulted in an additional $48.5 million of cost of products sold in the three months ended September 24, 2006, including additional costs of $0.2 million related to post-acquisition sales of inventories written up to fair value at the date of the Armour acquisition. The cost of product sold for the remaining businesses was $214.3 million, or 74.0% of net sales, a 2.8 percentage point improvement. The principal driver of the improved cost of product sold as a percent of net sales rate was mainly due to improved operating efficiencies at the manufacturing plants. The balance of the change, accounting for 1.0 percentage points of the improvement, was a decline in freight and distribution expenses as we continue to improve our efficiency in this area.

Marketing and selling expenses. Marketing and selling expenses were $23.9 million, or 6.9% of net sales, in the three months ended September 24, 2006 compared to $21.8 million, or 7.4% of net sales, in the three months ended September 25, 2005. The acquisition of the Armour business contributed $1.0 million of an increase for the three months ended September 24, 2006. The balance of the change was due primarily to higher advertising expense of $1.9 million, primarily in our Vlasic pickle businesses.

Administrative expenses. Administrative expenses were $12.7 million in the three months ended September 24, 2006 compared to $9.8 million in the three months ended September 25, 2005. The acquisition of the Armour business contributed $1.0 million of an increase for the three months ended September 24, 2006. The majority of the increase is the result of a $1.5 million favorable adjustment to the bad debt reserve in the three months ended September 25, 2005, resulting from improvements in our accounts receivable aging ($1.0 million) and cash collections of previously written off accounts ($0.5 million). Stock option expense in accordance with SFAS 123(R) ($0.5 million), and resumption of the management fees to our equity sponsors in accordance with Amendment No. 2 to our senior secured credit facilities ($0.3 million), comprise the remainder of the increase.

Research and development expenses. Research and development expenses were $1.0 million, or 0.3% of net sales, in the three months ended September 24, 2006 compared with $0.9 million, or 0.3% of net sales, in the three months ended September 25, 2005.

Other expense (income), net. Other expense was $4.8 million in the three months ended September 24, 2006 as compared to $4.6 million in the three months ended September 25, 2005. For the three months ended September 24, 2006, restructuring and impairment charges totaled $3.0 million and consisted of $2.5 million of costs related to the closure of our Omaha, Nebraska frozen food facility, and $0.5 million of costs related to the closure of our Erie, Pennsylvania frozen food facility, all of which are discussed above under Plant Consolidation. For the three months ended September 25, 2005, we recorded $3.5 million for plant consolidation expense, primarily related to the closure of our Erie, Pennsylvania frozen food facility, as discussed above under Plant Consolidation. In addition, for the three months ended September 24, 2006, $1.0 million of amortization expense was incurred related to intangible assets associated with the Armour acquisition. The remaining businesses incurred $0.9 million of amortization expense in the three months ended September 24, 2006 and $1.2 million in the three months ended September 25, 2005.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $8.8 million to $40.1 million in the three months ended September 24, 2006 from $31.3 million in EBIT in the three months ended September 25, 2005. This increase resulted from a $7.4 million increase in frozen foods EBIT and a $1.9 million increase in dry foods EBIT, which were partially offset by a $0.5 million increase in unallocated corporate expenses.

Frozen foods: Frozen foods EBIT increased by $7.4 million in the three months ended September 24, 2006. In 2006, we recorded an impairment charge of $2.8 million related to the remaining asset values of our Omaha, Nebraska and Erie, Pennsylvania frozen foods facilities. Additionally, in the three months ended September 24, 2006, we recorded a charge of $0.2 million related to the plant consolidation expense from the closure of the Omaha, Nebraska and Erie, Pennsylvania frozen foods facilities. In the three months ended September 25, 2005, we recorded $3.5 million related to the plant consolidation expense from the closure of the Omaha, Nebraska and Erie, Pennsylvania frozen foods facilities and $0.2 million of accelerated depreciation expense related to the closure of the Erie, Pennsylvania frozen food facility. The balance of our frozen foods EBIT increased $6.7 million, principally due to reduced trade promotions and improvements in freight and distribution expense. Offsetting these improvements was the unfavorable impact of lower sales volumes.

Dry foods: Dry foods EBIT increased $1.9 million in the three months ended September 24, 2006 and included $3.5 million related to the acquisition of the Armour business. The Armour results include the impact of the $0.2 million charge recorded in the three months ended September 24, 2006 related to post-acquisition sales of inventories written up to fair value at the date of the acquisition. The balance of the dry foods EBIT decreased $1.6 million, principally driven by increased overhead expenses, resulting from stock option expenses recorded in 2006, and the impact of a favorable adjustment to the bad debt reserve in the three months ended September 25, 2005. Additionally, dry foods experienced higher sales volumes and favorable cost of product sold, offset by increased trade and consumer marketing expenses, primarily driven by the integrated marketing effort on Vlasic pickles.

Interest expense, net. Interest expense, net was $24.8 million in the three months ended September 24, 2006, compared to $17.3 million in the three months ended September 25, 2005. Included in the interest expense, net, amount was $(3.7) million and $1.9 million for the three months ended September 24, 2006 and the three months ended September 25, 2005 respectively, recorded from gains and (losses) on interest rate swap agreements. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense. Excluding the impact of the interest rate swaps, the increase in interest expense of $1.9 million was the result of higher interest rates on our bank borrowings ($1.0 million), higher average bank debt levels resulting from the borrowings to fund the Armour Acquisition less prepayments of our bank borrowings ($0.9 million), and higher amortization of debt issue costs resulting from the Armour Acquisition as well as the impact of our prepayments of our bank borrowings.($0.2 million).

Provision for income taxes. The effective tax rate was 41.4% in the three months ended September 24, 2006, compared to 66.2% in the three months ended September 25, 2005. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the three month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

Under Internal Revenue Code Section 382, Aurora is a loss corporation. Section 382 of the Code places limitations on our ability to use Aurora’s net operating loss carry forward to offset our income. The annual net operating loss limitation is approximately $13-15 million subject to other rules and restrictions.

Nine months ended September 24, 2006 compared to Nine months ended September 25, 2005

Net sales. Shipments in the nine months ended September 24, 2006 were $1,392.6 million, an increase of $103.9 million, compared to shipments in the nine months ended September 25, 2005 of $1,288.7 million. The Armour acquisition resulted in $145.0 million of increased shipments. All other businesses were down $41.1 million, principally driven by decreases in the Swanson and Hungry Man frozen dinner business, and our Seafood business sales. Net sales in the nine months ended September 24, 2006 were $1,024.9 million, an increase of $116.2 million, compared to net sales in the nine months ended September 25, 2005 of $908.7 million. The Armour acquisition resulted in $117.7 million of increased net sales. Net Sales of all other businesses decreased only $1.5 million, resulting from a $22.3 million decrease in aggregate trade marketing and consumer coupon redemption expenses and slotting expenses, mostly offsetting the decrease in shipments.

Frozen foods: Shipments in the nine months ended September 24, 2006 were $650.6 million, a decrease of $48.7 million. The change was driven by a $30.1 million decrease in our Swanson and Hungry Man frozen dinner business, resulting from a reduction of unprofitable trade promotions. In addition, our Seafood business sales were down $28.6 million, resulting from finished product supply issues attributed to the delayed start up of a new production line, which occurred in the first quarter of 2006. Aggregate trade marketing and consumer coupon redemption expenses and slotting expenses decreased $31.6 million, the result of lower trade marketing and new product launch activity in 2006. As a result, frozen foods net sales decreased $17.1 million, again resulting from sales declines in the Swanson and Hungry Man frozen dinner business and the Seafood business.

Dry foods: Shipments in the nine months ended September 24, 2006 were $742.0 million, an increase of $152.6 million. The recently acquired Armour business increased shipments $145.0 million. The increase in our remaining businesses was due to increases in our private label and Vlasic pickle sales. Aggregate trade marketing and consumer coupon redemption expenses increased $19.3 million. The Armour Acquisition results in $27.3 million of increased aggregate trade marketing and consumer coupon redemption expenses. On the remaining businesses, aggregate trade marketing and consumer coupon redemption expenses and slotting expenses decreased $8.0 million, the result of reduced new product launch activity and the related slotting expense. As a result, dry foods net sales increased $133.3 million, of which $117.7 million of the increase resulted from the sales of products related to the acquisition of the Armour business. The net sales of the remaining businesses increased $15.6 million, or 3.7%, for the nine months ended September 24, 2006.

Cost of products sold. Our cost of products sold was $809.4 million, or 79.0% of net sales in the nine months ended September 24, 2006, versus cost of products sold of $733.8 million, or 80.8% of net sales in the nine months ended September 25, 2005, a 1.8 percentage point improvement. The products acquired in the Armour business resulted in an additional $108.1 million of cost of products sold in the nine months ended September 24, 2006, including additional costs of $4.8 million related to post-acquisition sales of inventories written up to fair value at the date of the Armour acquisition and a one-time charge of $1.4 million related to aligning the accounting for the Armour vacation pay policy with that of Pinnacle. The principal driver of the improved cost of product sold as a percent of net sales rate was a decline in aggregate trade marketing (including the slotting mentioned above) and consumer coupon redemption expenses that are classified as reductions to net sales. The change in these costs accounted for 2.0 percentage points of the improvement. Additionally, reduced freight and distribution expenses accounted for a 1.1 percentage point improvement.

Marketing and selling expenses. Marketing and selling expenses were $74.3 million, or 7.2% of net sales, in the nine months ended September 24, 2006 compared to $74.8 million, or 8.2% of net sales, in the nine months ended September 25, 2005. The acquisition of the Armour business contributed $2.8 million of an increase for the nine months ended September 24, 2006. The balance of the change was due to lower advertising expense of $6.0 million, primarily in our Seafood and Duncan Hines businesses, the result of reduced new product introductions, and increased other consumer focused marketing programs of $1.7 million, primarily in the Vlasic and Duncan Hines businesses.

Administrative expenses. Administrative expenses were $39.1 million in the nine months ended September 24, 2006 compared to $32.3 million in the nine months ended September 25, 2005. The acquisition of the Armour business contributed $3.0 million of an increase for the nine months ended September 24, 2006. Included in administrative expenses for the nine months ended September 24, 2006 was $1.4 million for the non-cash stock compensation charge related to the ownership units of LLC issued to CDM in connection with the acquisition of the Armour Business recorded in the first quarter as well as $1.2 million of stock option expense in accordance with the adoption of SFAS 123(R). In addition, we resumed the payment of the management fees to our equity sponsors beginning in the second quarter of 2006, in accordance with Amendment No. 2 to our senior secured credit facilities. In the three months ended September 25, 2005, a $1.5 million favorable adjustment to our bad debt reserve was recorded resulting from improvements in our accounts receivable aging ($1.0 million) and cash collections of previously written off accounts ($0.5 million).

Research and development expenses. Research and development expenses were $2.9 million, or 0.3% of net sales, in the nine months ended September 24, 2006 compared with $2.9 million, or 0.3% of net sales, in the nine months ended September 25, 2005.

Other expense (income), net. Other expense was $9.6 million in the nine months ended September 24, 2006 as compared to $9.5 million in the nine months ended September 25, 2005. For the nine months ended September 24, 2006, restructuring and impairment charges totaled $4.0 million and consisted of $1.3 million of costs related to the closure of our Erie, Pennsylvania frozen food facility, and $2.7 million of plant consolidation expense related to the closure of our Omaha, Nebraska frozen food facility, all of which are discussed above under Plant Consolidation. For the nine months ended September 25, 2005, restructuring and impairment charges totaled $6.1 million and consisted of $3.9 million of costs related to the closure of our Erie, Pennsylvania frozen food facility, a $0.9 million asset impairment for the shutdown of a production line at our Mattoon, Illinois facility, and $1.3 million of plant consolidation expense related to the closure of our Omaha, Nebraska frozen food facility. In addition, for the nine months ended September 24, 2006, $2.2 million of amortization expense was incurred related to intangible assets associated with the Armour acquisition. The remaining businesses incurred $3.3 million of amortization expense in the nine months ended September 24, 2006 and $3.6 million in the nine months ended September 25, 2005.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $34.2 million to $89.6 million in the nine months ended September 24, 2006 from $55.4 million in EBIT in the nine months ended September 25, 2005. This increase resulted from a $22.6 million increase in frozen foods EBIT and a $13.0 million increase in dry foods EBIT, which were partially offset by a $1.4 million increase in unallocated corporate expenses.

Frozen foods: Frozen foods EBIT increased by $22.6 million in the nine months ended September 24, 2006. In 2006, we recorded $0.6 million of accelerated depreciation expense and a charge of $1.3 million related to asset impairment and plant consolidation expense from the closure of the Erie, Pennsylvania frozen foods facility. Additionally, in the nine months ended September 24, 2006 we recorded impairment charges and plant consolidation expense totaling $2.7 million from the closure of the Omaha, Nebraska frozen foods facilities. In 2005, we recorded $10.3 million related to the plant consolidation expense from the closure of the Omaha, Nebraska ($1.1 million) and Erie, Pennsylvania ($3.9 million) frozen foods facilities, accelerated depreciation expense of $4.4 million related to Erie, Pennsylvania, and a $0.9 million asset impairment write down for the shutdown of a production line at our Mattoon, Illinois facility. In addition, we recorded $0.4 million related to lightweight product returns in the nine months ended September 25, 2005. The balance of our frozen foods EBIT increased $16.4 million, principally driven by lower marketing spending in the first nine months of 2006, mainly in slotting and trade marketing expense, which are recorded as reductions from net sales, and lower advertising expense. Somewhat offsetting the declines in marketing spending, was the unfavorable impact of lower sales volumes and the unfavorable mix impact of a shift to lower margin product sales.

Dry foods: Dry foods EBIT increased $13.0 million in the nine months ended September 24, 2006 and included $0.9 million related to the acquisition of the Armour business. The Armour results include the impact of the $4.8 million charge recorded in the nine months ended September 24, 2006 related to post-acquisition sales of inventories written up to fair value at the date of the acquisition and a one-time charge of $1.4 million related to aligning the accounting for the Armour vacation pay policy with that of Pinnacle. The balance of the dry foods EBIT increased $12.1 million, principally driven by lower marketing spending, mainly in slotting and consumer coupon redemption expense, which are recorded as reductions from net sales. In addition, freight and storage costs decreased resulting from the reorganization of our warehousing network.

Interest expense, net. Interest expense, net was $65.8 million in the nine months ended September 24, 2006, compared to $52.2 million in the nine months ended September 25, 2005. Included in the interest expense, net, amount was $(2.4) million and $3.3 million for the nine months ended September 24, 2006 and the nine months ended September 25, 2005 respectively, recorded from gains and (losses) on interest rate swap agreements. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense. Excluding the impact of the interest rate swaps, the increase in interest expense of $7.9 million was the result of higher interest rates on our bank borrowings ($6.1 million), higher average bank debt levels resulting from the borrowings to fund the Armour Acquisition less prepayments of our bank borrowings ($1.2 million) and higher amortization of debt issue costs resulting from the Armour Acquisition as well as the impact of our prepayments of our bank borrowings ($0.8 million).

Provision for income taxes. The effective tax rate was 84.8% in the nine months ended September 24, 2006, compared to 729.2% in the nine months ended September 25, 2005. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the nine month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

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

Statements of cash flows for the nine months ended September 24, 2006 compared to September 25, 2005

Net cash provided by operating activities was $94.0 million and $31.9 million for the nine months ended September 24, 2006 and September 25, 2005, respectively. Net cash provided by operating activities during the nine months ended September 24, 2006 was the result of net earnings excluding non-cash earnings of $69.8 million and a decrease in working capital of $24.2 million. The decrease in working capital was primarily the result of a $21.5 million decrease in inventories that was due to the sell down of the seasonal build from December 2005 and management’s concerted effort to reduce the level of inventories while maintaining customer service levels as well as a $21.1 million increase in accrued liabilities. The increase in accrued liabilities primarily related to interest expense, which is caused by the timing of our interest payments on our debt, as well accrued payroll. The decrease in inventories was offset by a $26.7 million increase in accounts receivable that relates to higher sales principally related to the Armour acquisition as well as the timing of when those sales occurred. The aging of accounts receivable has remained unchanged from December. All other working capital accounts generated $8.2 million of cash, primarily the result of higher accounts payable and accrued liabilities. Net cash provided by operating activities during the nine months ended September 25, 2005 was principally the result $34.8 million in net earnings excluding non-cash items, which was offset by an increase of $2.9 million in working capital accounts. The increase in working capital included a $29.8 million decrease in inventory that was a result of the sell down of the seasonal build from December 2004. The cash provided by the reduction in inventory levels was offset by a $24.8 million decrease in accounts payable.

Net cash used in investing activities was $202.6 million and $19.6 million for the nine months ended September 24, 2006 and September 25, 2005, respectively. Net cash used in investing activities during the nine months ended September 24, 2006 includes $187.0 million for consideration paid for the Armour Business and $15.6 million for capital expenditures. Net cash used in investing activities during the nine months ended September 25, 2005 includes $21.8 million for capital expenditures less $1.6 million received from the settlement of the working capital adjustment from the Pinnacle Merger as well as $0.6 million related to the sale of idle equipment from our Omaha facility.

Net cash provided by financing activities was $113.1 million during the nine months ended September 24, 2006, which principally included proceeds to fund the acquisition of the Armour Business. These proceeds included $143.0 million in proceeds from the senior secured credit facilities and $40.0 million in equity contributions. These proceeds were offset primarily by $60.0 million in repayments of the term loan, $3.8 million in debt acquisition costs and $6.7 million decline in bank overdrafts. Net cash used by financing activities was $13.9 million for the nine months ended September 25, 2005. The usage was driven primarily by the prepayment of $20 million and the scheduled quarterly payments of $4.1 million related to our senior term loan credit facility. The payments against our senior term loan credit facility were offset by an increase in bank overdrafts of $9.5 million and borrowings of short term notes payable totaling $0.9 million (net).

The net of all activities resulted in an increase in cash of $4.5 million during the nine months ended September 24, 2006 and a $1.6 million decrease in cash during the nine months ended September 25, 2005.

Debt

In November 2003, the Company entered into a $675.0 million Credit Agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party of JPMP) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger on March 19, 2004. Concurrently with the acquisition of the Armour Business but effective as of February 14, 2006, the Company entered into an Amendment No. 4 and Agreement to the existing senior secured credit facilities (“Amendment No. 4”). Among other things, Amendment No. 4 approved the acquisition and provided for the making of $143.0 million of additional tack-on term loans to fund a portion of the acquisition. The term loan matures November 25, 2010. The senior secured credit facilities also provide for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger on March 19, 2004. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolver as of December 25, 2005 and September 24, 2006.

As of September 24, 2006, $3.3 million of our term loan was owed to affiliates of JPMorgan Chase Bank (a related party). There was no related party debt as of December 25, 2005.

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

A commitment fee of 0.50% per annum applies to the unused portion of the revolving loan facility. For the three and nine months ended September 24, 2006, the weighted average interest rate on the term loan was 7.43% and 7.69%, respectively. For the nine months ended September 24, 2006, the weighted average interest rate on the revolving credit facility was 9.62%. There were no borrowings under the revolving credit facility during the three months ended September 24, 2006. As of September 24, 2006, the Eurodollar interest rate on the term loan facility was 7.47% and the commitment fee on the undrawn revolving credit facility was 0.50%. For the three and nine months ended September 25, 2005, the weighted average interest rate on the term loan was 6.74% and 6.26%, respectively. For the nine months ended September 25, 2005, the weighted average interest rate on the revolving credit facility was 6.25%. There were no borrowings under the revolving credit facility during the three months ended September 25, 2005. As of September 24, 2005, the Eurodollar interest rate on the term loan facility was 6.75% and the commitment fee on the undrawn revolving credit facility was 0.50%.

Through the nine months ended September 26 2006, we prepaid $60 million of the term loan facility. Due to the prepayments, the next scheduled installment payable will be in March 2010. The revolving credit facility terminates on November 25, 2009. The aggregate maturities of the term loan outstanding as of September 24, 2006 are $571.2 million in 2010.

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

We pay a commission on the face amount of all outstanding letters of credit drawn under the senior secured credit facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. We also pay a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities cannot exceed $40 million. As of December 25, 2005 and September 24, 2006, we had utilized $11.5 million and $8.7 million, respectively, of the revolving credit facility for letters of credit. Of the $130 million revolving credit facility available, as of December 25, 2005 and September 24, 2006, we had an unused balance of $118.5 million and $121.3 million, respectively, available for future borrowings and letters of credit, of which a maximum of $28.5 million and $31.3 million, respectively, may be used for letters of credit.

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

At any time prior to December 1, 2006, we may redeem up to 35% of the original aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price equal to 108.25% of the principal amount thereof, plus accrued and unpaid interest, so long as (a) at least 65% of the original aggregate amount of the notes remains outstanding after each such redemption and (b) any such redemption by us is made within 90 days of such equity offering.

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

On June 2, 2006, we entered into Amendment No. 5, which amended the senior credit facilities in the following manner: (a) to reduce the applicable margin with respect to any Term Loan to (i) 1.00% per annum, in the case of an ABR Loan or (ii) 2.00% per annum, in the case of a Eurodollar Loan, (b) to require the payment of certain fees in connection with repricings of the Term Loans on or prior to June 2, 2007 and (c) to permit additional Indebtedness in an aggregate principal amount of up to $15 million arising from letters of credit issued other than pursuant to the Credit Agreement.

As of September 24, 2006, we were in compliance with the amended and added covenants as discussed above. Based on current estimates, we believe that we will meet the financial targets set forth above and, as such, will maintain compliance with debt covenant requirements for at least the next 12 months.

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

SIGNIFICANT ACCOUNTING ESTIMATES

The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. The significant accounting policies of the Company are described in Note 2 to the Consolidated Financial Statements and the significant accounting estimates are described in Management’s Discussion and Analysis included in the 2005 Annual Report on Form 10-K. Other than the accounting for stock-based compensation, which is discussed below, there have been no other changes in the Company’s accounting policies in the current period that had a material impact on the Company’s consolidated financial condition or results of operations.

Stock-based Compensation

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the nine months ended September 24, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). Stock-based compensation expense related to employee stock options for the nine months ended September 24, 2006 as a result of adopting SFAS 123(R) was $1,220, $1,214 net of tax. In addition, we recorded $1,415 (with no related tax impact) for stock-based compensation expense for the nine months ended September 24, 2006 for certain ownership units of LLC that were issued to CDM, which is controlled by certain members of PFGI’s management (see discussion below). There was no stock-based compensation expense recognized during the nine months ended September 25, 2005.

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

We continue to use the lattice-binomial option-pricing model (“lattice-binomial model”) as our method of valuation for stock-based awards, which was previously used for our pro forma information required under SFAS 123. Since our stock is not publicly traded, the determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is based upon estimates of enterprise value as well as assumptions regarding a number of highly complex and subjective variables. The estimated enterprise value is based upon forecasted cash flows for six years plus a terminal year and an assumed discount rate. The other variables used to determine fair value of stock-based payment awards include, but are not limited to, the expected stock price volatility of a group of industry comparable companies over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of Statement of Financial Accounting Standards (“SFAS”) Statement No. 109.” This interpretation clarifies SFAS 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. The provisions of this interpretation are effective for fiscal years beginning after December 15, 2006. The Company is assessing what impact, if any, adoption of this statement would have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements,. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is assessing what impact, if any, adoption of this statement would have on its financial position, results of operations and cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS 158 provides recognition and disclosure elements to be effective for fiscal years ending after December 15, 2007 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company is assessing what impact adoption of this statement would have on its financial position, results of operations and cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the statement of earnings—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the statement of earnings. We currently use the iron curtain method for quantifying identified financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the start of fiscal 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

We have entered into interest rate swap agreements with counterparties, including JP Morgan Chase Bank (a related party), to effectively change a portion of the floating rate payments on our senior secured credit facilities into fixed rate payments. As of September 24, 2006, two swap agreements remain outstanding. The two swap agreements terminate on January 2, 2007 and November 25, 2009 and have notional amounts of $250.0 million and $450.0 million, respectively. Interest payments determined under the swap agreement are based on the notional amounts. Floating interest rate payments to be received under each swap are based on U.S. Dollar LIBOR, which is substantially the same basis for determining the floating rate payments on the senior secured credit facilities.

The swaps were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of December 25, 2005 and September 24, 2006, the fair value of the interest rate swap contracts was a gain of $2,422 and a loss of $1,231, respectively. The interest rate swap contracts were recorded in Other assets in the Consolidated Balance Sheet as of December 25, 2005. As of September 24, 2006, the interest rate swap contracts were recorded in Other current assets (gain of $2,128) and Other long-term liabilities (loss of $3,359) in the Consolidated Balance Sheet. Gains and losses on the interest rate swaps, which were recorded as an adjustment to interest expense in the Consolidated Statement of Operations, for the three and nine months ended September 24, 2006 and September 25, 2005 are detailed below.

	Three months ended		Nine months ended
Interest rate swaps	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Non-cash gain (loss)	$(4,497)	$905	$(3,653)	$1,784
Gain (loss) realized in cash	783	967	1,271	1,528

Net gain (loss) on interest rate swaps	$(3,714)	$1,872	$(2,382)	$3,312

We have entered into various natural gas swap transactions with JP Morgan Chase Bank (a related party) to lower our exposure to the price of natural gas. As of September 24, 2006, the trades in effect mature from October through December 2006 and have various notional quantities of MMBTU’s per month. We will pay a fixed price ranging from $6.56 to $10.95 per MMBTU, with settlements monthly. These swaps were not designed as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 25, 2005 and September 24, 2006, the fair value of the natural gas swap contracts was a gain of $8 and a loss of $257, respectively, which is recorded in Other current assets (as of December 25, 2005) and Accrued liabilities (as of September 24, 2006) in the Consolidated Balance Sheet. Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, for the three and nine months ended September 24, 2006 and September 25, 2005 are detailed below.

	Three months ended		Nine months ended
Natural gas swaps	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Non-cash gain (loss)	$124	$306	$(265)	$480
Gain (loss) realized in cash	(275)	295	(945)	283

Net gain (loss) on natural gas swaps	$(151)	$601	$(1,210)	$763

We have entered into various foreign currency exchange transactions with JP Morgan Chase Bank (a related party) to lower our exposure to the exchange rate between the U.S. dollar and the Canadian dollar. Each agreement is based upon a notional amount in Canadian dollars, which is expected to approximate a portion of the amount of our Canadian subsidiary’s U.S. dollar denominated purchases for the month. The trades outstanding as of September 24, 2006 run through December 2006. We will pay a fixed exchange rate of 1.1673 Canadian dollars per U.S. dollar, with settlements monthly. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 25, 2005 and September 24, 2006, the fair value of the foreign currency exchange contracts was a loss of $280 and $294, respectively, which is recorded in Accrued liabilities in the Consolidated Balance Sheet. Gains and losses on the foreign currency exchange contracts, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, for the three and nine months ended September 24, 2006 and September 25, 2005 are detailed below.

	Three months ended		Nine months ended
Foreign currency exhange contracts	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Non-cash gain (loss)	$259	$(414)	$(14)	$(206)
Gain (loss) realized in cash	(242)	(34)	(467)	135

Net gain (loss) on foreign currency exchange contracts	$17	$(448)	$(481)	$(71)

We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. The contract value of the outstanding standby letters of credit as of December 25, 2005 and September 24, 2006 was $7.2 million and $7.9 million, respectively, which approximates fair value. As of December 25, 2005 and September 24, 2006, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $4.3 million and $0.8 million, which approximates fair value.

We are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A” rated by Moody’s and Standard & Poor’s. Accordingly, we do not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The estimated fair value of the senior secured credit facilities bank debt and the 8 1/4% senior subordinated notes that are classified as long term debt on the Consolidated Balance Sheet at September 24, 2006, was approximately its carrying value.

RAW MATERIALS, INGREDIENTS, PACKAGING AND PRODUCTION COSTS

We purchase agricultural products, meat, poultry, other raw materials and packaging supplies from growers, commodity processors, other food companies and packaging manufacturers using a combination of purchase orders and various short- and long-term supply arrangements.

We have entered into various natural gas swap transactions with JP Morgan Chase Bank (a related party) to lower our exposure to the price of natural gas. As of September 24, 2006, the trades in effect mature from October through December 2006 and have various notional quantities of MMBTU’s per month. We will pay a fixed price ranging from $6.56 to $10.95 per MMBTU, with settlements monthly. These swaps were not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 25, 2005 and September 24, 2006, the fair value of the natural gas swap contracts was a gain of $8 and a loss of $257, respectively, which is recorded in Other current assets (as of December 25, 2005) and Accrued liabilities (as of September 24, 2006) in the Consolidated Balance Sheet. Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, for the three and nine months ended September 24, 2006 and September 25, 2005 are detailed below.

	Three months ended		Nine months ended
Natural gas swaps	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005

Non-cash gain (loss)	$124	$306	$(265)	$480
Gain (loss) realized in cash	(275)	295	(945)	283

Net gain (loss) on natural gas swaps	$(151)	$601	$(1,210)	$763

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

ITEM 4: CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 24, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective.

In addition, there was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 24, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

R2 APPEAL IN AURORA BANKRUPTCY

Prior to its bankruptcy filing, Aurora entered into an agreement with its prepetition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (“R2 Top Hat, Ltd.”) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding in U.S. Bankruptcy Court, District of Delaware, and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the Bankruptcy Court. It is too early to predict the outcome of the appeals. Included in our recorded accrued liabilities in the Consolidated Balance Sheet is $20.1 million for this claim, which was assumed by us in the Aurora Merger.

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

The State Attorney General had originally proposed a penalty of $168,400 together with a consent decree. We responded listing the actions we had taken and related costs since merging with Aurora. We contend that there should not be any fine or penalty. On February 24, 2006, the State Attorney General advised us that its office would be willing to accept $110,000 as penalty, together with a consent decree. A status conference with the party’s attorneys and the Judge was held on May 2, 2006. The parties are complying with the Joint Discovery Schedule required by the Judge. As the Company believes no penalty will ultimately be due, no liability has been accrued at September 24, 2006.

We continue to discharge our effluent to the City. We would vigorously defend any future effort to prevent us from discharging our industrial wastewater to the City. Although we believe we will be able to resolve this matter favorably, an adverse resolution may have a material impact on our financial position, results of operations, or cash flows.

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

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibit Number	Description of exhibit
2.1	Agreement and Plan of Reorganization and Merger, by and between, Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.1 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

2.2	Amendment No. 1, dated January 8, 2004, to the Agreement and Plan of Reorganization and Merger, by and between, Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.2 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated March 19, 2004, between Aurora Foods Inc. and Pinnacle Foods Holding Corporation (previously filed as Exhibit 2.3 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated March 1, 2006, by and between The Dial Corporation and Pinnacle Foods Group Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2006, and incorporated herein by reference).

3.1	First Amended and Restated Certificate of Incorporation of Aurora Foods Inc., dated March 19, 2004 (previously filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

3.2	Aurora Foods Inc. Amended and Restated Bylaws, as adopted on March 19, 2004 (previously filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

4.1	Indenture dated November 25, 2003, among Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation; PF Sales (N. Central Region) Corp. and Wilmington Trust Company (previously filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

4.2	Supplemental Indenture dated as of March 19, 2004 among Aurora Foods Inc.; Sea Coast Foods, Inc.; Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation; PF Sales (N. Central Region) Corp. and Wilmington Trust Company (previously filed as Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

4.3	Exchange and Registration Rights Agreement, dated as of November 25, 2003, between J.P. Morgan Securities Inc.; Deutsche Bank Securities Inc.; Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation and PF Sales (N. Central Region) Corp. (previously filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934 and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS GROUP INC.

By:	/s/ N. MICHAEL DION
Name:	N. Michael Dion
Title:	Executive Vice President and Chief Financial Officer (acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer)

Date:	November 6, 2006