Form 10-K
period 2006-12-31
PINNACLE FOODS GROUP INC
filed 2007-03-05
CIK 1288137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 333-118390

Pinnacle Foods Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3303521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Old Bloomfield Avenue Mt. Lakes, New Jersey	07046
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 541-6620

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

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

Not applicable.

As of March 5, 2007, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

Documents incorporated by reference

None

FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this annual report on Form 10-K, the words “estimates,” “expects,” “contemplates”, “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

PART I

In December 2004, the Board of Directors approved a change to PFGI’s fiscal year end from July 31 to the last Sunday in December. In view of this change, this Form 10-K includes financial information for the year ended December 31, 2006, the fiscal year ended December 25, 2005, the 21 weeks ended December 26, 2004, which we refer to as the “transition year” throughout this report, and for the year ended July 31, 2004. We identify each fiscal year for PFGI in this annual report according to the calendar year in which such fiscal year ends. For example, we refer to the fiscal year ended December 31, 2006, as “fiscal 2006”, the fiscal year ended December 25, 2005, as “fiscal 2005”, and the fiscal year ended July 31, 2004 as “fiscal 2004”.

ITEM 1.	BUSINESS

GENERAL INFORMATION

We are a leading manufacturer and marketer of high-quality, branded convenience food products. Our products and operations are managed and reported in two operating segments: frozen foods and dry foods. The frozen foods segment consists primarily of Hungry-Man and Swanson frozen dinners and entrees; Van de Kamp’s and Mrs. Paul’s frozen seafood; Aunt Jemima frozen breakfasts: Celeste frozen pizza and Lender’s bagels. The dry foods segment consists primarily of Vlasic pickles, peppers and relish; Duncan Hines baking mixes and frostings; Mrs. Butterworth’s and Log Cabin syrups and pancake mixes and Armour canned meats. On March 1, 2006, we acquired substantially all of The Dial Corporation’s assets relating to its Armour food products division, a leading company in the canned meat category with the majority of its sales under the “Armour” brand name. Armour maintains the leading market position in the Vienna sausage, potted meat, and sliced beef categories. The business also includes meat spreads, chili, luncheon meat, corned and roast beef hash, beef stew, and lunch buckets.

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

Throughout this Form 10-K, we use a combination of customized (assembled at our request) Information Resources, Inc. (“IRI”) data and IRI syndicated databases. Unless we indicate otherwise, retail sales, market share, category and other industry data used throughout this Form 10-K for all categories and segments are IRI data for the 52-week period ended December 24, 2006. These data include retail sales in supermarkets with at least $2 million in total annual sales but exclude sales in mass merchandiser, club, drug, convenience or dollar stores. Retail sales are dollar sales estimated by IRI and represent the value of units sold through supermarket cash registers for the relevant period. We view the frozen dinners and entrees category as consisting of single-serve full-calorie dinners and entrees and single-serve healthy dinners and entrees. We view the baking mixes and frostings category as consisting of the following segments: cake mix, brownie mix, ready-to-serve frostings, muffin mix, cookie mix, bar mix, frosting mix, quick bread, dessert kits, all other baking mix and all other frosting. We view the frozen breakfast category as consisting of breakfast entrees, breakfast handhelds, waffles, pancakes and French toast. We view the prepared seafood segment as consisting of the prepared fin, prepared non-fin without shrimp and prepared shrimp sub-segments. References to the bagel category are to scannable bagels, as consisting of the frozen, refrigerated and shelf-stable segments. We view syrup, canned meats and frozen pizza as distinct categories. When we refer to the core market of our Open Pit brand of barbecue sauce, such core market consists of the major metropolitan areas surveyed by IRI in Illinois, Michigan, Ohio, western Pennsylvania and Wisconsin. Unless we indicate otherwise, all references to percent changes reflect the comparison to the same period in the prior year.

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

RECENT EVENTS

On February 10, 2007, Crunch Holdings Corp., our parent company, entered into an Agreement and Plan of Merger with Peak Holdings LLC (“Peak Holdings”), a Delaware limited liability company controlled by affiliates of The Blackstone Group, Peak Acquisition Corp (“Peak Acquisition”), a wholly owned subsidiary of Peak Holdings, and Peak Finance LLC, an indirect wholly owned subsidiary of Peak Acquisition, providing for the acquisition of Crunch Holding Corp. Under the terms of Agreement and Plan of Merger, the purchase price for Crunch Holding Corp. will be $2,162.5 million in cash plus an amount equal to the aggregate exercise prices of vested options less the amount of indebtedness of Crunch Holding Corp. and its subsidiaries outstanding immediately prior to the closing and certain transaction costs, subject to purchase price adjustments based on the amount of our working capital and indebtedness as of the closing.

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

Frozen foods

Frozen dinners and entrees. The frozen dinners and entrees category had $3.7 billion in retail sales, an increase of 4.4%. Through our Hungry-Man and Swanson Dinners brands, we compete in the $2.0 billion single-serve, full-calorie dinners and entrees segment of this category, which has decreased 1.8%.

Frozen prepared seafood. The frozen prepared seafood category consists of “fin products,” such as pollock and salmon, and “non-fin products,” primarily shrimp. This category had approximately $568 million in retail sales. The frozen prepared seafood category decreased by 2.2%. Our Mrs. Paul’s and Van de Kamp’s brands compete in the frozen prepared seafood category.

Frozen breakfast. The frozen breakfast category consists of the frozen waffles, pancakes, French toast, breakfast entrees and breakfast handhelds segments. This category had $1.2 billion in retail sales, an increase of 5.9% over the prior year period, driven primarily by an increased focus on new product innovation and new entrants to the category. Through our Aunt Jemima brand, we compete in all five segments.

Bagels. The scannable bagel category consists of the frozen bagels, refrigerated bagels and fresh bagels segments, comprising 8.6%, 8.8% and 82.6% of the category, respectively. The scannable bagel category had retail sales of $572 million, an increase of 2.6%. Our Lender’s brand competes in all three segments. Frozen and refrigerated bagel market sales have declined 14.2% and 8.5%, respectively, while the fresh bagel market sales have increased 6.2%. The decline in frozen and refrigerated bagel sales is driven by consumers replacing frozen bagel purchases with purchases of fresh bagels and other, more innovative frozen breakfast products. As a result, retailers have reduced shelf space and distribution for frozen bagels, further contributing to the decline in the frozen bagel segment.

Dry foods

Baking mixes and frostings. The baking mixes and frostings category, which has historically exhibited stable consumption, had approximately $1.2 billion in retail sales, a decrease of 2.7% from the prior year period. The baking mixes and frostings category primarily consists of the following five key product segments, with the corresponding retail sales volume percentages: cake mix (24.1%), ready-to-serve frostings (19.0%), brownie mix (17.8%), muffin mix (15.8%) and cookie mix (5.0%). Our Duncan Hines brand competes in all five of these segments. The remaining 18.3% of the retail sales volume is in small product segments such as dessert mixes, quick breads and specialty mixes.

Pickles, peppers and relish. The shelf-stable pickles, peppers and relish category is large and stable, with approximately $868 million of retail sales. Shelf-stable pickles is the largest segment of the category, with $475 million in retail sales, followed by peppers ($284 million) and relish ($109 million). Of retail shelf-stable pickle segment sales, approximately 71.9% represents sales of branded pickles, and the remaining 28.1% represents sales of private label pickles. Our Vlasic brand competes in all three segments. We believe that the pickles, peppers and relish category will continue to demonstrate a relatively stable level of retail sales.

Syrup. The syrup category had $420 million in retail sales and was flat compared to 2005. The syrup category consists of four major brands—Aunt Jemima, Mrs. Butterworth’s (PFGI brand), Log Cabin (PFGI brand) and Eggo—as well as numerous private label and regional brands. Market share is driven largely by pricing, as the syrup consumer is extremely price sensitive. Of retail syrup category sales, approximately 77.2% represents sales of branded syrup, and the remaining 22.8% represents sales of private label syrup.

Canned Meat. The canned meat category consists of canned chili, chunk meat, Vienna sausages, luncheon meat, sloppy joe and stew, comprising 31.2%, 14.5%, 8.4%, 8.0%, 7.8% and 6.0% of the category respectively. The remaining 24.1% of retail sales volume is in smaller segments such as hash, hot dog sauce, potted meat, sliced dry beef, meat spreads, chicken & dumplings, corned and roast beef, sausage meats and other canned meat. This category had $1.0 billion in retail sales, a decline of 5.2%. Through our Armour brand we compete in 12 of the 15 segments.

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

Frozen foods

Frozen dinners and entrees. Our frozen dinners and entrees product line consists primarily of products sold in the United States and Canada under the Hungry-Man and Swanson brands. We also distribute these products through foodservice and private label channels. As a complement to our major brands (Hungry-Man and Swanson Dinners), our frozen dinner offerings also include Swanson Pot Pies. In Canada, we also distribute the Hungry-Man and Swanson brands along with Hungry-Man Express and Swanson Hearty Bowls. The Swanson brand enjoys a strong heritage, dating back over 50 years to its introduction of The Original TV Dinner® in 1953. Swanson dinners have been recently re-launched and re-packaged as Swanson Classics to reinforce Swanson’s value proposition which combines premium quality at an affordable price. Hungry-Man differentiates itself from the category by positioning towards male consumers who prefer larger, more satisfying portions. Our Hungry-Man and Swanson Dinners brands collectively represent the fourth-largest brand in the $2.0 billion single-serve, full-calorie dinners and entrees segment of the frozen dinners and entrees category.

Frozen prepared seafood. Our frozen seafood product line, marketed primarily under the Van de Kamp’s and Mrs. Paul’s brands, includes breaded and battered fish sticks and fish fillets, “healthy” breaded fish, breaded shrimp and specialty seafood items, such as crab cakes and clam strips. We use a dual-brand strategy to capitalize on the regional strengths of our brands. Both brands differentiate themselves from the category by offering a product with a superior freshness quality, due to the “freshness pouch” that employs a “bag-in-box:” strategy to prevent against shrinkage and freezer burn. The Van de Kamp’s brand dates back to 1915 and the Mrs. Paul’s franchise began in the mid-1940s. The Van de Kamp’s and Mrs. Paul’s brands hold the number two (10.4%) and the number three (6.8%) market share positions among the branded products, respectively, of the $568 million frozen prepared seafood category.

Frozen breakfast. Our breakfast product line consists of waffles, pancakes, French toast, breakfast entrees and breakfast handhelds marketed under the Aunt Jemima brand. Beginning in May 2004, the Swanson Great Starts products were re-branded Aunt Jemima Great Starts, which allows us to leverage the combined size of our grain-based and protein-based frozen breakfast offerings. Aunt Jemima is positioned as high-quality frozen breakfast brand that appeals to families with children. The Aunt Jemima brand was established over a century ago and, with an 11.6% share, is currently the number four brand in the $1.2 billion frozen breakfast category. We also distribute these products through foodservice and private label channels. In 2006, we launched the Aunt Jemima brand in Canada and plan to continue expanding distribution.

Bagels. Our bagel product line consists primarily of Lender’s packaged bagels, which we distribute among all scannable sections of the grocery store (i.e., the frozen, refrigerated and fresh bread aisles). Founded in 1927, Lender’s ranks number three among branded scannable bagels, with a 12.9% share of the $572 million scannable bagel category. We also distribute these products through foodservice and private label channels.

Other frozen foods. We market frozen pizza under the Celeste brand, which dates back to the 1930s. Celeste is positioned as a homemade, authentic Italian meal at an affordable price and is sold primarily through the Northeast, Chicago, Florida and California. We had previously sold skillet meals under the Chef’s Choice brand, which are complete entrees in a single package that can be cooked in a skillet in less than fifteen minutes. The Chef’s Choice brand, which was sold primarily to one customer, was discontinued in the fourth quarter of 2004.

Dry foods

Baking mixes and frostings. Our baking mixes and frostings product line consists primarily of Duncan Hines cake mixes, ready-to-serve frostings, brownie mixes, muffin mixes and cookie mixes. Duncan Hines is a national premium brand that was introduced in 1956 and, with a 19.4% share, is the number two brand in the $1.2 billion baking mixes and frostings category. We position Duncan Hines as a national premium brand that appeals to the consumer who wants a “quality, good as homemade” baking product. During 2004, the Company acquired the rights to distribute the Duncan Hines brand in Canada and since then, we have expanded our Canadian distribution of the brand. All Duncan Hines products are produced by contract manufacturers.

Pickles, peppers and relish. Our pickle, pepper and relish product lines consist primarily of shelf-stable pickle, pepper and relish products sold nationally under our Vlasic brand (97% of branded sales) and pickles sold regionally under the Milwaukee’s and Wiejske Wyroby brands (3% of branded sales). Our Vlasic brand was introduced over 65 years ago, and we believe that the Vlasic brand, together with our trademark Vlasic stork, enjoy strong consumer awareness. Vlasic, with a 31.9% share, is the leading and only national brand in the $475 million shelf-stable pickle segment of the $868 million pickles, peppers and relish category. We also distribute these products through foodservice and private label channels. In 2004, we launched the Vlasic brand in Canada.

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

Syrups and pancake mixes. Our syrup and pancake mixes product line consists primarily of products marketed under our Log Cabin and Mrs. Butterworth’s brands. Our syrup line consists of original, lite and sugar-free varieties. Log Cabin was introduced in 1888 and, with its authentic cabin-shaped bottle and distinct maple flavor, appeals to all family usage. Mrs. Butterworth’s was introduced in 1962 and, with its distinctive grandmother-shaped bottle and thick, rich and buttery flavor, appeals to families with children. In the $420 million table-syrup category, Log Cabin and Mrs. Butterworth’s hold the number two (10.6%) and number three (10.3%) market share positions, respectively, among branded syrups. We also distribute these products through the foodservice channel.

Canned meats. Our canned meat product line consists primarily of products marketed under the Armour brand. Armour was introduced in 1868 by Philip Danforth Armour for California gold miners. Armour is the number two branded product in the canned meat category and is the number one brand in the Vienna sausage, potted meat and sliced dried beef segments. We also distribute these products through the foodservice and private label channels.

Other dry foods. We market a complete line of barbeque sauce products under our Open Pit brand, which was introduced in 1955. We sell this product line primarily to retail customers in core Midwest markets where we have the number two position with 18.3% market share.

HISTORY

On May 22, 2001, Pinnacle acquired certain assets and assumed certain liabilities of the North American business of Vlasic Foods International Inc. (“VFI”). The North American business consisted of the Swanson and Hungry-Man frozen food, Vlasic pickles, peppers and relish and Open Pit barbecue sauce businesses. PFHC and Pinnacle were each incorporated on March 29, 2001, but had no operations until the acquisition of the North American business of VFI.

On August 8, 2003, Crunch Holding Corp., a Delaware corporation indirectly owned by J.P. Morgan Partners, LLC (or one or more of its affiliates, as appropriate, “JPMP”), J.W. Childs Associates, L.P. (or one or more of its affiliates, as appropriate, “JWC”) and CDM Investor Group LLC (“CDM” and, together with JPMP and JWC, the “Sponsors”) entered into a definitive purchase agreement to acquire PFHC. The Pinnacle Transaction (as defined below) was consummated on November 25, 2003. As of the closing date of the Pinnacle Transaction, the Sponsors indirectly owned 100% of the issued and outstanding stock of PFHC. The transaction, the financing thereof and the other related transactions are collectively referred to in this annual report on Form 10-K for convenience as the “Pinnacle Transaction.”

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

On March 1, 2006, the Company acquired certain assets and assumed certain liabilities of the food products business (the “Armour Business”) of The Dial Corporation for $189.2 million in cash. The acquisition of the Armour Business complemented the Company’s existing product lines that together provide growth opportunities and scale. The Armour Business is a leading manufacturer, distributor and marketer of products in the $1.0 billion canned meats category. For the year ended December 31, 2005, the Armour Business had net sales of approximately $225 million. Armour maintains the leading market position in the Vienna sausage, potted meat and sliced beef categories. The business also includes meat spreads, chili, luncheon meat, corned and roast beef hash, beef stew and Lunch Bucket® meals. The majority of the products are produced at our manufacturing facility located in Ft. Madison, Iowa, which we acquired in the transaction. Products are sold under the Armour brand name as well as private-label and certain co-pack arrangements. The Armour Business offers products in eleven of the fifteen segments within the canned meat category, including Vienna sausage, potted meat, and sliced dried beef.

Concurrently with the acquisition but effective as of February 14, 2006, the Company entered into Amendment No. 4 and Agreement to the existing senior secured credit facilities. Among other things, the amendment approved the acquisition of the Armour Business and provided for the making of $143 million of additional tack-on term loans to fund a portion of the acquisition.

The Company funded the remaining portion of the purchase price through equity contributions from the shareholders of LLC. JWC, JPMP, CDM and the Bondholder Trust invested approximately $10.3 million, $10.3 million, $1.2 million and $18.2 million directly into LLC.

After giving effect to the acquisition of the Armour Business and the equity investments made by the shareholders of LLC, JPMP and JWC collectively controlled approximately 48.2% of LLC, the Bondholder Trust owned approximately 43.0% of LLC and CDM owned approximately 8.8% of LLC, in each case subject to dilution by up to 16% in management equity incentives.

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

We sell a majority of our products in the United States through one national broker with whom we have a long term working relationship. In Canada, we use two brokers to distribute the majority of our products. We employ other brokers for the foodservice, military, club and convenience channels. We manage our brokers through our company employees in regional sales offices located in Arkansas and Ontario, Canada. Through this managed broker network, our products reach all traditional classes of trade including grocery wholesalers and distributors, grocery stores and supermarkets, convenience stores, mass and drug merchandisers and warehouse clubs.

Due to the different demands of distribution for frozen, refrigerated and shelf-stable products, we maintain separate distribution systems. Our frozen product warehouse and distribution network consists of 19 locations. Frozen products are distributed by means of three owned and operated warehouses at our Fayetteville, Arkansas, Mattoon, Illinois, and Jackson, Tennessee plants. In addition, we utilize five distribution centers and three consignment distribution centers in the United States and two distribution centers in Canada, all of which are owned and operated by third-party logistics providers. We currently ship frozen products from two specialty locations which provide special packaging and from two co-packers of finished goods. We also maintain inventory in two overflow warehouses. Vlasic refrigerated pickles are distributed directly from cold storage warehouses at our pickle manufacturing facilities. Our dry product warehouse and distribution network consists of 12 locations. Dry foods products are distributed through a system of ten distribution sites in the United States, which include four warehouses that are owned and operated by us in Imlay City, Michigan, Millsboro, Delaware, St. Elmo, Illinois and Ft. Madison, Iowa, and six other locations which are owned and operated by third-party logistics providers. We also distribute dry products from one leased distribution center in Canada and maintain one overflow warehouses for dry products. In each third-party operated location, the provider receives, handles, and stores product. Our distribution system uses a combination of common carrier trucking and inter-modal rail transport. We believe that the sales and distribution network is scalable and has the capacity to support substantial increases in volume.

INGREDIENTS AND PACKAGING

We believe that the ingredients and packaging used to produce our products are readily available through multiple sources. PFGI’s ingredients typically account for approximately 41% of our cost of products sold, and primarily include cucumbers, chicken, beef, turkey, corn syrup, flour, sugar, fish, shrimp, eggs, cheese, vegetable oils and shortening. PFGI’s packaging costs, primarily for aluminum, glass jars, plastic trays, corrugated fiberboard and plastic packaging materials, typically account for approximately 20% of our cost of products sold.

RESEARCH AND DEVELOPMENT

Our Product Development and Technical Services team currently consists of 27 full-time employees focused on product-quality improvements, product creation, package development, regulatory compliance, quality assurance and tracking consumer feedback. For fiscal 2006, fiscal 2005, the transition year, and fiscal 2004, PFGI’s research and development expenditures totaled $4.0 million, $3.6 million, $1.5 million and $3.3 million, respectively.

CUSTOMERS

Sales of PFGI’s products to Wal-Mart and its affiliates approximated 22% of PFGI’s consolidated net sales in fiscal 2006, 21% in fiscal 2005, 18% in the transition year and 18% in fiscal 2004. PFGI’s top ten customers accounted for approximately 57% of PFGI’s net sales in fiscal 2006, 56% in fiscal 2005, 53% in the transition year and 50% in fiscal 2004. We believe that our concentration of business with our largest customers is representative of the food industry. The loss of our largest customer would have a significant impact on our business. The specific timing of significant customers’ merchandising activities for our products can impact quarterly sales and operating results when making year-to-year comparisons.

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

During fiscal 2006, fiscal 2005, the transition year and fiscal 2004 our most significant competitors for our products were as follows:

PFGI Products	Competitor
• Frozen dinner products	Nestle, ConAgra and Heinz
• Pickles and peppers products	Claussen, B&G Foods, Inc., and Mt. Olive
• Baking products	General Mills and J.M. Smucker Co.
• Syrup products	The Quaker Oats Company and Kellogg’s
• Seafood products	Gorton’s and Seapak
• Frozen breakfast products	Kellogg’s, General Mills and Jimmy Dean (Sara Lee)
• Bagel products	Weston and Sara Lee
• Canned meats	ConAgra and Hormel

TRADEMARKS AND PATENTS

We own a number of registered trademarks in the United States, Canada and other countries, including All Day Breakfast®, American Recipes®, Appian Way®, Candy Factory®, Casa Brava®, Casa Regina®, Celeste®, Country Kitchen®, Duncan Hines®, Food That’s In Fashion®, Fun Frosters®, Grabwich®, Great Starts®, Grill Classics®, Hearty Bowls®, Hearty Hero®, Hungry-Man®, Hungry-Man Sports Grill®, Hungry-Man Steakhouse®, It’s Good to be Full®, Lender’s®, Log Cabin®, Lunch Bucket®, Magic Mini’s®, Milwaukee’s®, Moist Deluxe®, Mrs. Butterworth’s®, Mrs. Paul’s®, Only Mrs. Paul’s®, Open Pit®, Oval’s®, Signature Desserts®, Snack’mms®, Stackers®, Steakhouse Mix®, Syrup Dunk’ers ®, The Original TV Dinner®, That’s The Best Pickle I Ever Heard®, Treet®, Van de Kamp’s®, Vlasic®, and Wiejske Wyroby®. We protect our trademarks by obtaining registrations where appropriate and opposing any infringement in key markets. We also own a design trademark in the United States, Canada and other countries on the Vlasic stork.

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

In addition, as part of our acquisition of the Armour Business from The Dial Corporation, we received the assignment of a license agreement granting us an exclusive, royalty bearing, perpetual license to use certain Armour trademarks. Under the license agreement, Smithfield Foods, as successor to ConAgra, Inc., the licensor, grants a license for the use of various Armour-related trademarks in conjunction with shelf-stable products within the United States. The shelf-stable products must be manufactured according to approved formulas and specifications, and new specifications must be approved by the licensor, with such approval not to be unreasonably withheld or delayed. Proposed labels, packaging, advertising and promotional materials must first be submitted to the licensor for approval, with such approval not to be unreasonably withheld or delayed. We are required to make annual royalty payments to the licensor equal to the greater of $250,000 or a percentage royalty based upon our annual net sales of the approved shelf-stable products. If we were to materially breach the license agreement, Smithfield Foods could terminate the license. The Company maintains Armour related registrations in many other countries.

We consider our intellectual property rights to be among our most valuable assets. The loss of these licenses could have a material adverse effect on our business. See “Item 1A—Risk Factors – Termination of our material licenses would have a material adverse effect on our business.”

Although we own a number of patents covering manufacturing processes, we do not believe that our business depends on any of these patents to a material extent.

EMPLOYEES

We employed approximately 3,100 people, with approximately 55% of our employees unionized. We consider our employee relations to be generally good.

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

INSURANCE

We maintain general liability and product liability, property, worker‘s compensation, director and officer and other insurance in amounts and on terms that we believe are customary for companies similarly situated. In addition, we maintain excess insurance where we reasonably believe it is cost effective.

ADDITIONAL INFORMATION

Additional information pertaining to our businesses, including operating segments, is set forth under the caption “Management‘s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Related Information” under Item 7 of this Form 10-K and in Note 15 of the Notes to Consolidated Financial Statements, which are included under Item 8 of this Form 10-K.

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

In our pickle business we rely primarily on cucumbers and, along with our frozen dinners business to a lesser extent, other produce supplied by third-party growers. We also use significant quantities of corn syrup, flour, sugar, fish, poultry, beef, shrimp, eggs, cheese, vegetable oils, shortening and other agricultural products as well as aluminum, corrugated fiberboard, glass and plastic packaging materials provided by third-party suppliers. We buy from a variety of producers and manufacturers, and alternate sources of supply are readily available. However, the supply and price are subject to market conditions and are influenced by other factors beyond our control, such as general economic conditions, unanticipated demand, problems in production or distribution, natural disasters, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi.

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

We are dependent upon a limited number of large customers with substantial purchasing power for a significant percentage of our sales. Sales to Wal-Mart Stores, Inc. represented 22%, 21%, 18%, and 18% of PFGI’s consolidated net sales in fiscal 2006, fiscal 2005, the transition year and fiscal 2004, respectively. We do not have a long-term supply contract with any of our major customers. PFGI’s top ten customers accounted for approximately 57%, 56%, 53% and 50% of PFGI’s net sales in fiscal 2006, fiscal 2005, the transition year and fiscal 2004, respectively. The loss of one or more major customers, a material reduction in sales to these customers as a result of competition from other food manufacturers or the occurrence of a significant business interruption at our customers would result in a decrease in our revenues, operating results and earnings and adversely affect our ability to service our indebtedness.

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

We may not be able to complete any future acquisitions, which could restrict our ability to grow our business; and if we fail to successfully integrate any future acquisitions into our operations, our operating costs could increase and our operating margins, operating results and profitability may decrease.

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

Failure by us to comply with applicable laws and regulations or maintain permits and licenses relating to our operations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business. See “Item 1—Governmental, legal and regulatory matters.”

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

In addition, as part of our acquisition of the Armour Business from The Dial Corporation, we received the assignment of a license agreement granting us an exclusive, royalty bearing, perpetual license to use certain Armour trademarks. Under the license agreement, ConAgra, Inc., the licensor, grants a license for the use of various Armour-related trademarks in conjunction with shelf-stable products within the United States. The shelf-stable products must be manufactured according to approved formulas and specifications, and new specifications must be approved by the licensor, with such approval not to be unreasonably withheld or delayed. Proposed labels, packaging, advertising and promotional materials must first be submitted to the licensor for approval, with such approval not to be unreasonably withheld or delayed. We are required to make annual royalty payments to the licensor equal to the greater of $250,000 or a percentage royalty based upon our annual net sales of the approved shelf-stable products. If we were to materially breach the license agreement, ConAgra, Inc. could terminate the license.

The loss of these licenses would have a material adverse effect on our business.

If we are unable to retain our key management personnel, our growth and future success may be impaired and our financial condition could suffer as a result.

Our success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. Departure by certain of our executive officers could have a material adverse effect on our business, financial condition or results of operations. We do not maintain key-man life insurance on any of our executive officers. We cannot assure you that the services of such personnel will continue to be available to us. On December 20, 2005, it was announced that our Chairman & Chief Executive Officer, C. Dean Metropoulos, would be joining J.W. Childs Associates, L.P. in the future as a Senior Partner but would continue to serve as our Chief Executive Officer until a successor is named. On June 13, 2006, our Board of Directors appointed Jeffrey P. Ansell as Chief Executive Officer of PFGI. Mr. Ansell’s employment commenced on July 5, 2006.

Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.

We employed approximately 3,100 people, with approximately 55% of our employees unionized. Although we consider our employee relations to generally be good, failure to extend or renew our collective-bargaining agreements or a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that upon the expiration of our existing collective-bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms wholly satisfactory to us.

We are controlled by parties whose interests may not be aligned with yours.

As of December 31, 2006, the Sponsors collectively own approximately 57% of LLC. Accordingly, the Sponsors control our management and policies. Conflicts of interest could arise in connection with potential acquisitions, the incurrence of additional indebtedness, the payment of dividends and other matters or as a result of transactions or potential transactions between the Sponsors or their affiliates, on the one hand, and us, on the other hand.

In addition, our Chairman, C. Dean Metropoulos, in his capacity as Chief Executive Officer of CDM, may manage or have an ownership interest in other companies, including competing food companies. Service as a director, involvement in management or ownership of both our company and other companies, other than our subsidiaries, could create or appear to create potential conflicts of interest when faced with decisions that could have different implications for us and the other companies. A conflict of interest could also exist with respect to allocation of the time and attention of persons who serve, manage or own both our company and one or more other companies.

If the proposed merger with Peak Holdings is not completed, our business could be materially and adversely affected.

The merger is subject to customary closing conditions, including regulatory approvals and other closing conditions. Therefore, the merger may not be completed or may not be completed in the expected time period. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the merger agreement, our business could be materially and adversely affected, making it more difficult to retain employees and existing customers and to generate new business.

The fact that there is a merger pending could have an adverse effect on our business, revenue and results of operations.

While the merger proposal with Peak Holdings is pending, we are subject to a number of risks that may adversely affect our business, revenue and results of operations, including:

•	the diversion of management and employee attention and the unavoidable disruption to our relationships with our partners and customers may detract from our ability to grow revenues and minimize costs;

•	some of our employees may choose to terminate their employment with us during this period of uncertainty, thereby disrupting the quality of our service;

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities; and

•	we have incurred and will continue to incur significant expenses related to the merger prior to its closing.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

As of December 31, 2006, we owned and operated the following eight manufacturing facilities:

Facility location	Principal products	Facility size
Fayetteville, Arkansas	Frozen dinners and entrees	335,000 square feet
Omaha, Nebraska (1)	Frozen dinners and entrees	275,000 square feet
Imlay City, Michigan	Pickles, peppers, relish	344,000 square feet
Millsboro, Delaware	Pickles, peppers, relish	460,000 square feet
Jackson, Tennessee	Frozen breakfast, frozen pizza, frozen seafood	302,000 square feet
Mattoon, Illinois	Bagels, frozen breakfast	215,000 square feet
St. Elmo, Illinois	Syrup	250,000 square feet
Ft. Madison, Iowa	Canned Meat	450,000 square feet

(1)	Facility closed as of the first quarter 2005.

On April 7, 2004, we made and announced our decision to permanently close our Omaha, Nebraska production facility, as part of our plan of consolidating and streamlining production activities after the Aurora Merger. Production from the Omaha plant, which manufactured Swanson frozen entree retail products and frozen foodservice products, has been relocated to our Fayetteville, Arkansas and Jackson, Tennessee production facilities. Activities related to the closure of the plant were completed in the first quarter of 2005 and resulted in the elimination of 411 positions in Omaha. We anticipate that the Omaha facility will be sold during fiscal 2007.

On April 29, 2005, we made and announced our decision to permanently close our Erie, Pennsylvania production facility, as part of our plan of consolidating and streamlining production activities after the Aurora merger. Production from the Erie plant, which manufactures Mrs. Paul’s and Van de Kamp’s frozen seafood products and Aunt Jemima frozen breakfast products, has been relocated primarily to the Company’s Jackson, Tennessee production facility. Activities related to the closure of the plant were completed in the first quarter of 2006 and the facility was sold in December 2006.

We have entered into co-packing (third-party manufacturing) agreements with several manufacturers for certain of our finished products. We believe that our manufacturing facilities, together with our co-packing agreements, provide us sufficient capacity to accommodate our planned internal growth over the next few years. The majority of our co-packed finished products are represented by our Duncan Hines product line, Aunt Jemima sandwich product line and certain seafood products. All of our Duncan Hines cake mixes, brownie mixes, specialty mixes and frosting production equipment, including co-milling, blending and packaging equipment, is located at the contract manufacturers’ facilities. The current Duncan Hines co-packing agreement will expire in June 2015.

We lease office space in Mountain Lakes, New Jersey (our corporate headquarters); Cherry Hill, New Jersey; Greenwich, Connecticut; Lewisburg, Pennsylvania and Mississauga, Ontario, under operating leases expiring in July 2012, May 2011, May 2010, November 2007 and November 2010, respectively.

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

R2 appeal in Aurora bankruptcy

Prior to its bankruptcy filing, Aurora entered into an agreement with its prepetition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding in U.S. Bankruptcy Court, District of Delaware, and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the Bankruptcy Court. In December 2006, the US District Court for the District of Delaware filed its Memorandum and Order affirming both (a) the February 20, 2004 Order of the Bankruptcy Court confirming debtor’s First Amended Joint Reorganization Plan, and (b) the February 27, 2004 Order of the Bankruptcy Court granting debtor’s motion for summary judgment and dismissing the adversary proceeding. R2 Top Hat, Ltd. has recently filed its Notice of Appeal to the 3rd Circuit Court of Appeals and the matter is pending. It is too early to predict the outcome of the appeals. Included in the Company’s accrued liabilities in the Consolidated Balance Sheet is $20.1 million for this claim, which was assumed by us in the Aurora Merger.

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

The State Attorney General had originally proposed a penalty of $168,000 together with a consent decree. The Company responded listing the actions it had taken and related costs since merging with Aurora. The Company contends that there should not be any fine or penalty. On February 24, 2006, the State Attorney General advised the Company that its office would be willing to accept $110,000 as penalty, together with a consent decree. A status conference with the party’s attorneys and the Judge was held on May 2, 2006. The parties are complying with the Joint Discovery Schedule required by the Judge. As the Company believes no penalty will ultimately be due, no liability has been accrued at December 31, 2006.

The Company continues to discharge its effluent to the City. By letter dated February 7, 2007, the City informed the Company that its sewage facility had been taken off of restricted status by the State. The Company will vigorously defend any future effort to prevent it from discharging its industrial wastewater to the City. Although the Company believes it will be able to resolve this matter favorably, an adverse resolution may have a material impact on the Company’s financial position, results of operations, or cash flows.

American Cold Storage – North America, L.P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.

On June 26, 2005 the Company was served with a Summons and Complaint in the above matter, which was filed in the Circuit Court of Madison County, Tennessee. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near the Company’s Jackson, Tennessee plant. In approximately April 2004, the Company entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, the Company discovered that the Facility was incapable of properly handling the discussed volume of product and began reducing its shipments to the Facility. The original complaint seeks damages not to exceed $1.5 million, together with associated costs. On May 3, 2006 our attorney received notice from counsel for ACS that it was increasing its damage claim in the suit from $1.5 million to $5.5 million. ACS will be required to provide specifics justifying the increase through ongoing discovery and the deposition of the President of ACS which was previously scheduled. It is too early to determine the likely outcome of this litigation. The discovery phase of the case has begun and the Company intends to vigorously defend against this claim. The Company has made an offer to settle the claim and has reserved the amount in the Consolidated Balance Sheet as of December 31, 2006. The Company believes that resolution of such matters will not have a material impact on its financial condition, results of operations or cash flows.

Gilster Mary Lee Corporation v. Pinnacle Foods

In September 2006, Gilster Mary Lee Corporation (“Gilster”) sued the Company alleging that monies were due to Gilster from the Company for a warehouse/handling fee under an existing contract. While certain of these fees are required by the contract, the calculation of the fees is the issue in dispute. Although the parties have initiated settlement discussions, it is uncertain, at this time, if any settlement is likely. The case is in the very early stages of discovery. The Company intends to vigorously defend against the warehouse/handling fee claim, but feels that it has adequately reserved for any potential claim that may utilimately become due under the contract. The Company believes that resolution of such matters will not have a material impact on its financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock. As of December 31, 2006, one hundred percent of our common stock was held by our parent, Crunch Holding Corp. We did not pay any dividends in respect to our common stock in fiscal 2006.

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

The following table sets forth selected historical consolidated financial and other operating data for the following periods: for PFGI and its subsidiaries as of and for the year ended December 31, 2006, as of and for the year ended December 25, 2005, as of and for the 21 weeks ended December 26, 2004 and as of and for the 36 weeks ended July 31, 2004; for the Predecessor, as of and for the 16 weeks ended November 24, 2003, as of and for the years ended July 31, 2003 and 2002.

The selected historical financial data for the years ended December 31, 2006 and December 25, 2005, the 21 weeks ended December 26, 2004, the 36 weeks ended July 31, 2004, and for the 16 weeks ended November 24, 2003 have been derived from PFGI’s audited consolidated financial statements included elsewhere in this Form 10-K.

The selected financial data as of July 31, 2003 and 2002 and for the fiscal years then ended have been derived from audited financial statements of the Predecessor.

The selected financial data presented below should be read in conjunction with our consolidated financial statements and the notes to those statements and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Form 10-K.

	PFGI				Predecessor
($ in Thousands)	Fiscal Year ended December 31, 2006	Fiscal Year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003	Fiscal Year ended July 31, 2003	Fiscal Year ended July 31, 2002
Statement of operations data:
Net sales	$1,442,256	$1,255,735	$511,190	$574,352	$181,379	$574,482	$574,456
Cost and expenses
Cost of products sold	1,122,646	997,198	420,080	502,967	134,233	447,527	452,145
Marketing and selling expenses	103,550	101,159	53,588	57,910	24,335	57,915	51,458
Administrative expenses	52,447	40,242	15,216	32,258	9,454	32,878	32,346
Research and development expenses	4,037	3,625	1,459	2,436	814	3,040	3,552
Goodwill impairment charge	—	54,757	4,308	1,835	—	1,550	—
Other expense (income), net	14,186	31,836	5,680	38,096	7,956	6,492	5,137

Total cost and expenses	1,296,866	1,228,817	500,331	635,502	176,792	549,402	544,638

Earnings (loss) before interest and taxes	145,390	26,918	10,859	(61,150)	4,587	25,080	29,818
Interest expense	86,615	71,104	26,260	26,240	9,310	11,592	14,513
Interest income	1,247	584	120	320	143	476	807

Earnings (loss) before income taxes	60,022	(43,602)	(15,281)	(87,070)	(4,580)	13,964	16,112
Provision (benefit) for income taxes	26,098	(426)	9,425	(3,157)	(1,506)	5,516	4,190

Net earnings (loss)	$33,924	$(43,176)	$(24,706)	$(83,913)	$(3,074)	$8,448	$11,922

Other financial data:
Net cash provided by (used in) operating activities	$161,563	$64,747	$(2,488)	$31,070	$(23,439)	$32,951	$64,495
Net cash provided by (used in) investing activities	(213,657)	(28,775)	(12,455)	(1,058,781)	(1,511)	(8,795)	(26,812)
Net cash provided by (used in) financing activities	63,912	(37,688)	(20,639)	1,018,534	(262)	(17,016)	9,885
Depreciation and amortization	42,187	39,088	17,068	24,570	6,136	22,948	21,231
Capital expenditures	26,202	30,931	8,073	9,826	1,511	8,787	19,452
Ratio of earnings to fixed charges (1)	1.68x	NM	NM	NM	NM	2.10x	2.01x
Balance sheet data:
Cash and cash equivalents	$12,337	$519	$2,235	$37,781	$—	$72,128	$64,971
Working capital (2)	105,569	84,517	77,302	81,524	—	125,755	109,264
Total assets	1,792,081	1,636,494	1,765,625	1,784,610	—	466,121	477,988
Total debt (3)	920,963	888,648	943,080	944,328	—	175,000	190,009
Total liabilities	1,353,726	1,279,970	1,372,258	1,366,595	—	287,634	308,540
Shareholders’ equity (deficit)	438,355	356,524	393,367	418,015	—	178,487	169,448

(1)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings (loss) before income taxes and fixed charges. Fixed charges consist of (i) interest expense, including amortization of debt acquisition costs and (ii) one-third of rent expense, which management believes to be representative of the interest factor thereon. The Predecessor’s earnings for the 16 weeks ended November 24, 2003, were insufficient to cover fixed charges by $4.6 million. PFGI’s earnings for the 36 weeks ended July 31, 2004, the 21 weeks ended December 26, 2004 and fiscal 2005 were insufficient to cover fixed charges by $87.1 million, $15.3 million and $43.6 million, respectively.

(2)	Working capital excludes notes payable, revolving debt facility and current portion of long term debt.

(3)	Total debt includes notes payable, revolving debt facility and current portion of long term debt

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a leading producer, marketer and distributor of high quality, branded food products, the results of which are managed and reported in two operating segments: frozen foods and dry foods. The frozen foods segment consists of the following product lines (brands): frozen dinners (Swanson, Hungry-Man), frozen seafood (Van de Kamp’s, Mrs. Paul’s), frozen breakfast (Aunt Jemima), bagels (Lenders), and other frozen products (Celeste, Chef’s Choice). The dry foods segment consists of the following product lines (brands): condiments (Vlasic, Open Pit), baking (Duncan Hines), syrup (Mrs. Butterworth’s and Log Cabin), and canned meat (Armour).

On February 10, 2007, Crunch Holdings Corp., our parent company, entered into an Agreement and Plan of Merger with Peak Holdings LLC (“Peak Holdings”), a Delaware limited liability company controlled by affiliates of The Blackstone Group, Peak Acquisition Corp (“Peak Acquisition”), a wholly owned subsidiary of Peak Holdings, and Peak Finance LLC, an indirect wholly owned subsidiary of Peak Acquisition, providing for the acquisition of Crunch Holding Corp. Under the terms of Agreement and Plan of Merger, the purchase price for Crunch Holding Corp. will be $2,162.5 million in cash plus an amount equal to the aggregate exercise prices of vested options less the amount of indebtedness of Crunch Holding Corp. and its subsidiaries outstanding immediately prior to the closing and certain transaction costs, subject to purchase price adjustments based on the amount of our working capital and indebtedness as of the closing.

As described in Note 1 to PFGI’s audited consolidated financial statements for fiscal 2006, a merger (the “Pinnacle Transaction”) occurred on November 25, 2003. For purposes of identification and description, the Company is referred to as the “Predecessor” for the period prior to the Pinnacle Transaction, and the “Successor” for the period subsequent to the Pinnacle Transaction. Also, as described in Note 3 to PFGI’s audited consolidated financial statements for fiscal 2006, on March 19, 2004, in connection with the comprehensive restructuring of Aurora Foods Inc., the Aurora Merger resulted in the merger of Pinnacle and Aurora, with Pinnacle as the accounting acquiror. The consolidated financial statements include the results of operations of the Aurora businesses beginning March 19, 2004.

Also as described in Note 3 to the Consolidated Financial Statements, on March 1, 2006, the Company acquired certain assets and assumed certain liabilities of the food products business (the “Armour Business”) of The Dial Corporation for $189.2 million in cash. The acquisition of the Armour Business is expected to complement the Company’s existing product lines that together will provide growth opportunities and scale. The Armour Business is a leading manufacturer, distributor and marketer of products in the $1.0 billion canned meats category. For the year ended December 31, 2005, the Armour Business had net sales of approximately $225 million. Primarily all of the products are produced at the manufacturing facility located in Ft. Madison, Iowa, which was acquired in the transaction. Products are sold under the Armour brand name as well as under private-label and certain co-pack arrangements. The Armour Business offers products in eleven of the fifteen segments within the canned meat category, including Vienna sausage, potted meat, and sliced dried beef. The consolidated financial statements include the results of operations of the Armour Business beginning March 1, 2006.

In November 2003, we entered into a $675.0 million credit agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available in connection with the Pinnacle Transaction and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger. Concurrently with the acquisition of the Armour Business but effective as of February 14, 2006, the Company entered into an Amendment No. 4 and Agreement to the existing senior secured credit facilities. Among other things, the amendment approved the acquisition and provided for the making of $143.0 million of additional tack-on term loans to fund a portion of the acquisition. The term loan matures November 25, 2010. The senior secured credit facilities also provide for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolving credit facility as of December 31, 2006 and December 25, 2005.

Additionally, in November 2003 and February 2004, we issued $200 million and $194 million, respectively, of 8 1/4% senior subordinated notes due December 1, 2013. The terms of the November 2003 and February 2004 notes are the same and are issued under the same indenture.

In fiscal 2004, our earnings (loss) before interest and taxes were negatively impacted by certain items. These items included the following:

•

In December 2003 and March 2004, we incurred charges totaling $18.4 million for non-cash equity compensation for certain ownership units of LLC issued to CDM, which is controlled by certain members of PFGI’s management.

•	Subsequent to the Pinnacle Transaction and Aurora Merger, we incurred non-cash charges to earnings totaling $39.5 million related to the increase in the fair value of inventory acquired.

•

In April 2004, we made and announced our decision to permanently close our Omaha, Nebraska production facility, as part of the Company’s plan of consolidating and streamlining production activities after the Aurora Merger. During fiscal 2004, we incurred $11.8 million of charges pertaining to the closure.

•

In October 2004, we decided to discontinue producing products under the Chef’s Choice trade name, which is reported under our frozen foods segment. In connection with this decision, we recorded in fiscal 2004 non-cash impairment charges totaling $4.8 million related to goodwill ($1.8 million), amortizable intangibles ($1.7 million), and fixed assets ($1.3 million).

•	We recorded a non-cash impairment charge of $1.3 million for the write down of the Avalon Bay trade name due to lower than expected future sales.

•	In November 2003, we also recorded an additional impairment charge of $1.3 million (which reduced the balance to $0) related to the carrying value of the trade name for the King’s Hawaiian business.

During the transition year, our earnings (loss) before interest and taxes were negatively impacted by certain items. These items included the following:

•	We incurred $3.9 million of charges pertaining to the closure of the Omaha, Nebraska production facility.

•

We recorded non-cash impairment charges to goodwill and tradenames totaling $4.3 million and less than $0.1 million, respectively. The write downs were the result of higher than expected costs in the bagels and frozen dinners business units.

During fiscal 2005, our earnings (loss) before interest and taxes were negatively impacted by certain items. These items included:

•	We incurred $1.3 million of charges pertaining to the closure of the Omaha, Nebraska production facility.

•

In April 2005, we announced plans to shutdown a production line in our Mattoon, Illinois production facility and incurred a non-cash charge for an impairment write down of fixed assets totaling $0.9 million.

•

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

•

Our earnings were impacted by non-cash impairment charges to goodwill and tradenames totaling $54.8 million and $19.3 million, respectively. The write downs were primarily the result of forecasting significantly reduced sales in 2006 and thereafter in the frozen seafood reporting unit caused by the difficulties and delays in transferring production from our Erie, Pennsylvania facility to our Jackson, Tennessee facility, as well as higher than expected trade marketing spending and material costs in our pizza reporting unit.

During fiscal 2006, our earnings (loss) before interest and taxes were negatively impacted by certain items. These items included:

•

We recorded charges totaling $4.1 million in connection with the closure and plant consolidation costs related to closing the Omaha, Nebraska and Erie, Pennsylvania production facilities. These costs, which were part of our plan of consolidating and streamlining production activities after the Aurora Merger, are discussed below under the heading “Plant Consolidation.”

•	We recorded a charge of $4.8 million related to the flow through of the increase in the fair market value of inventories acquired in the Armour Business.

•

We recorded non-cash equity compensation of $1.4 million for certain ownership units of LLC issued to CDM, which is controlled by certain members of PFGI’s management, in connection with the Armour acquisition.

•

We recorded non-cash equity compensation of $1.9 million related to stock options granted to employees of PFGI and accounted for in accordance with SFAS No. 123(R), “Share-Based Payment (Revised 2004)”, which was adopted at the start of fiscal 2006.

•

Due to increased competition in the frozen breakfast category, management evaluated the expected future growth rates of the Aunt Jemima branded sales and as a result, recorded a non-cash impairment of the tradename asset in the amount of $2.7 million.

Additionally, in the continuing effort to revitalize our brands, we introduced several new products during the first quarter of 2005 and incurred a substantially higher level of slotting expenses and a higher level of coupon expenses. These high levels of expense did not continue throughout the remainder of 2005. During fiscal 2006, our product introductions were significantly less than the prior year and consequently our slotting and coupon expense was less. Both slotting and coupon expenses are deducted from shipments (as discussed below) in arriving at net sales in our Consolidated Statement of Operations.

As discussed in the Liquidity and Capital Resources section below, our senior secured credit facilities contain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio, and a maximum capital expenditure limitation. We have been in compliance with these covenants since the senior credit agreement permanent amendment and waiver became effective on November 19, 2004 as discussed in the Liquidity and Capital Resources section below. Based upon management’s current estimates, we believe we will continue to meet the financial covenants set forth in the senior credit agreement amendment and, as such, will maintain compliance with these covenant requirements for at least the next 12 months. However, in the event that we do not meet these financial covenants, it could result in a breach, which, if we are unable to obtain a waiver, may result in a default under the senior secured credit facilities, which in turn could trigger default under our 8 1/4% senior subordinated notes. Factors that could influence our ability to meet these financial covenants include (i) lower demand for our products and (ii) higher than anticipated trade and consumer coupon spending.

On June 2, 2006, we amended our senior secured credit facilities, which principally reduced the applicable margin with respect to our term loan by 1.25%. See a further discussion on the senior secured credit facilities amendments in the Liquidity section.

We are currently finalizing the integration of the Armour Business acquired in the first quarter of 2006. Through the Aurora Merger in 2004 and the acquisition of the Armour Business, we have enhanced our existing product offerings and launched dozens of new offerings. Our focused strategy remains the same and includes:

•	capitalize on our diversified product portfolio;

•	leverage our brand names for share leadership;

•	expand the foodservice and private label businesses;

•	expand the Vlasic and Duncan Hines brands in Canada;

•	continue to achieve significant productivity improvements; and

•	complete the integration and execute on our synergy opportunities.

PLANT CONSOLIDATION

Omaha, Nebraska production facility

During fiscal 2006, fiscal 2005, the transition year and fiscal 2004, we recorded restructuring charges totaling $2.7 million, $1.3 million, $3.9 million and $11.8 million, respectively, pertaining to our decision to permanently close the Omaha, Nebraska production facility. These charges are recorded as a component of Other expense (income), net in the Consolidated Statement of Operations and are reported in the frozen foods segment. The closure was part of our plan of consolidating and streamlining production activities after the Aurora Merger. These charges were recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits”, SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In determining such charges, we made certain estimates and judgments surrounding the amounts ultimately to be paid and received for the actions we have taken.

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

The severance costs, which include continuation of employee benefits for salaried employees, total $2.6 million. As of December 31, 2006, all of the severance costs have been paid.

The costs associated with transferring certain assets to the Fayetteville and Jackson facilities along with the costs necessary to shut down the Omaha facility are included in other restructuring costs as they are incurred. Since the April 7, 2004 closure announcement, these costs have totaled $4.5 million. The Company will continue to incur certain costs until the plant is sold. We expect these costs to approximate $0.1 million per quarter and the costs will be recorded in expense as incurred in the Company’s statements of operations. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, proceeds received from the sale of the land and equipment will depend on our success in negotiating with buyers and the current real estate market in Omaha. We will review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes in estimates to our restructuring obligations in our consolidated financial statements for such quarter based on management’s then-current estimates.

Erie, Pennsylvania Production Facility

During fiscal 2006 and fiscal 2005, we recorded restructuring charges totaling $1.4 million and $5.9 million, respectively, pertaining to our decision to permanently close the Erie, Pennsylvania production facility. The charges are recorded as a component of Other expense (income), net in the Consolidated Statement of Operations and are reported in the frozen foods segment. The closure was part of our continuing plan to streamline production activities. These charges were recorded in accordance with SFAS No. 112, “Employers Accounting for Postemployment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In determining such charges, we made certain estimates and judgments surrounding the amounts ultimately to be paid and received for the actions we have taken.

Production from the Erie plant, which manufactures Mrs. Paul’s and Van de Kamp’s frozen seafood products and Aunt Jemima frozen breakfast products, will be relocated primarily to our Jackson, Tennessee production facility. Activities related to the closure of the plant were completed in 2006 and resulted in the elimination of approximately 290 positions. Employee termination activities commenced in July 2005 and were substantially completed by the end of the first quarter of 2006.

In order to estimate the costs related to our restructuring efforts, management made its best estimates of the most likely expected outcomes of the significant activities to accomplish the restructuring. These estimates principally related to charges for employee severance and related costs to be paid and other plant shutdown and relocation costs. The employee related costs, which include severance and other benefits, total $0.9 million. As of December 31, 2006, all of the severance costs have been paid.

The Company has transferred equipment with a net book value of approximately $3 million to other production locations, primarily in Jackson, Tennessee. The remaining property, plant and equipment was evaluated as to recoverability. Based on an estimate of future cash flows over the remaining useful life of the assets, depreciation expense has been accelerated on the remaining asset value and resulted in additional depreciation expense of $0.5 million during the fiscal 2006 and $4.8 million during fiscal 2005. No further depreciation expense on these assets will be recorded. During the third quarter of 2006 and based upon current offers, the Company lowered the carrying value of the plant and equipment and recorded an impairment charge totaling $0.3 million. In the fourth quarter of 2006, the plant and any remaining equipment was sold for its carrying value and no additional gain or loss was recorded.

Mattoon, Illinois Production Facility

On April 21, 2005, we made and announced our decision effective May 9, 2005 to shut down a bagel production line at our Mattoon, Illinois facility, which produces our Lender’s Bagels. In connection with the shutdown of the production line, we have terminated 28 full-time and 7 part-time employees. A portion of the assets that were used in the bagel line will be utilized in other of our production areas. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, we recorded a non-cash charge of $0.9 million related to the asset impairment of the bagel line, which has been recorded as a component of Other expense (income), net in the Consolidated Statement of Operations for fiscal 2005 and reported in the frozen foods segment. We expect that any costs associated with the removal of the assets would be offset from the proceeds received from the sale of those assets.

As of December 31, 2006, we had an accrued restructuring liability of $0.8 million, of which $0.2 million related to the Omaha plant shutdown and the balance related to severance costs from the Aurora Merger ($0.1 million) and the acquisition of the Armour Foods Business ($0.5 million). We expect all of these costs to be paid during the next twelve months.

IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS

In October 2004, we decided to discontinue producing products under the Chef’s Choice trade name. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we prepared a discounted cash flow analysis which indicated that the book value of the assets related to the Chef’s Choice reporting unit exceeded its estimated fair value and that a goodwill impairment had occurred. In addition, as a result of the goodwill analysis, we assessed whether there had been an impairment of our long-lived assets in accordance with SFAS No. 144. We concluded that the book value of the assets related to the Chef’s Choice products were higher than their expected undiscounted future cash flows and that an impairment had occurred. Accordingly, we recorded non-cash impairment charges in the Chef’s Choice reporting unit of $4.8 million in fiscal 2004. The charges included $1.8 million of goodwill impairment, $1.7 million impairment of amortizable intangibles (recipes) and $1.3 million of fixed asset write downs.

Additionally, in connection with our annual impairment test in accordance with SFAS No. 142, it was determined that due to lower than expected future sales, the carrying value of the trade name for the Avalon Bay product was impaired. We recorded a non-cash impairment charge of $1.3 million in fiscal 2004 related to the write down of the trade name value.

During the transition year, we changed our method of accounting for goodwill and intangible assets by changing the time of year the annual impairment test is performed from July 31st (the last day of our old fiscal year) to the last Sunday of December (the last day of our new fiscal year). The annual evaluation performed as of December 26, 2004 resulted in a $4.3 million non-cash impairment charge related to the goodwill in our bagels reporting unit ($2.7 million) and dinners reporting unit ($1.6 million), both of which are in the frozen foods segment. The impairment charges adjusted the carrying value of the segment’s goodwill to its implied fair value. During the transition year, we experienced higher costs in our bagels and frozen dinners business units and expect these higher costs to continue into the future. In addition, as a result of the impairment charges, we assessed whether there had been an impairment of our tradenames in accordance with SFAS No. 142. We concluded that the book value of the Lender’s trade name asset was higher than its fair value and that an impairment had occurred. Accordingly, we recorded a non-cash charge in the frozen foods segment during the transition year related to the write down to fair value of the trade name of less than $0.1 million, which is recorded in the Other expense (income), net line item of the Consolidated Statement of Operations. Further, we assessed whether there had been an impairment of our long-lived assets in the bagels and frozen dinners reporting units and determined that the undiscounted cash flows were sufficient to recover the carrying value of such long-lived assets.

In 2005, we experienced difficulties and delays in transferring the frozen seafood production from the Erie, Pennsylvania facility to the Jackson, Tennessee facility. Due to the delays caused by the difficulties encountered, we forecasted significantly reduced sales of frozen seafood products in 2006 and thereafter. Due to the reduced sales and corresponding projected decline in cash flows, we concluded that the intangible assets related to the Frozen Seafood reporting unit have been impaired. These impairments included goodwill ($44.9 million) and tradenames ($18.1 million). We have included these charges, which are recorded in the frozen foods segment, in the Consolidated Statement of Operations for fiscal 2005. The tradename impairment is recorded as part of the Other expense (income), net line item.

Additionally, in 2005, we experienced higher than expected costs, including trade marketing spending and material costs, in the pizza reporting unit, from which we are not expecting relief in the near-term. Due to the higher costs, we concluded that all the goodwill related to the pizza reporting unit has been impaired and recorded a charge in the amount of $9.9 million on the Consolidated Statement of Operations for fiscal 2005. This charge is reported in the frozen foods segment of the business.

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

In the fourth quarter of 2006, the Company reassessed the long-term growth rate of sales of the products under the Aunt Jemima brand. Due to increased competition, management reduced the expected future growth rates and as a result, recorded an impairment of the tradename asset in the amount of $2.7 million. The charge is recorded in the Other expense (income), net line item on the Consolidated Statements of Operations and is reported in the frozen foods segment.

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

The following table reconciles shipments to net sales for the consolidated company, the frozen foods segment and the dry foods segment for fiscal 2006, fiscal 2005 and the corresponding 52 weeks ended December 26, 2004 as well as the transition year ended December 26, 2004 and the corresponding 21 weeks ended December 28, 2003.

For the fiscal year ended,

	Consolidated			Frozen Foods			Dry Foods
	Fiscal 2006	Fiscal 2005	52 weeks ended December 26, 2004	Fiscal 2006	Fiscal 2005	52 weeks ended December 26, 2004	Fiscal 2006	Fiscal 2005	52 weeks ended December 26, 2004
Shipments	$1,957.0	$1,755.9	$1,461.7	$879.5	$929.5	$789.6	$1,077.5	$826.4	$672.1
Less: Aggregate trade marketing and consumer coupon redemption expenses	496.1	464.6	399.1	222.4	243.0	213.4	273.7	221.6	185.7
Less: Slotting expense	18.6	35.6	26.7	12.4	15.8	14.2	6.2	19.8	12.5

Net sales	$1,442.3	$1,255.7	$1,035.9	$644.7	$670.7	$562.0	$797.6	$585.0	$473.9

For the 21 weeks ended,

	Consolidated		Frozen Foods		Dry Foods
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Shipments	$730.7	$292.2	$389.9	$186.0	$340.8	$106.2
Less: Aggregate trade marketing and consumer coupon redemption expenses	207.4	57.1	111.8	37.0	95.6	20.1
Less: Slotting expense	12.1	4.1	6.9	0.9	5.2	3.2

Net sales	$511.2	$231.0	$271.2	$148.1	$240.0	$82.9

Consolidated statements of operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales.

The discussion below for the 21 weeks ended December 28, 2003 is based on the combination of the Predecessor’s consolidated financial results for the 16 week period ended November 24, 2003 and the Successor’s consolidated financial results for the 5 weeks ended December 28, 2003. This combination represents what we believe is the most meaningful basis for comparison of the transition year with the corresponding period of the prior year, although the combination is not in accordance with GAAP. We believe that this is the most meaningful basis for comparison because the customer base, products, manufacturing facilities and types of marketing programs were the same under the Predecessor as they are under the Successor. Also, the results for the transition year include the results of operations of the Aurora businesses, which were acquired on March 19, 2004.

Additionally, the discussion below of the fiscal year ended December 26, 2004 is based on the Successor’s unaudited consolidated financial statements for the 52 weeks ended December 26, 2004 and is provided for comparison purposes only.

	Fiscal year ended						21 weeks ended
(In millions)	December 31, 2006		December 25, 2005		December 26, 2004(1)		December 26, 2004		December 28, 2003(2)
Net sales	$1,442.3	100.0%	$1,255.7	100.0%	$1,035.9	100.0%	$511.2	100.0%	$231.0	100.0%
Costs and expenses
Cost of products sold	1,122.6	77.8%	997.2	79.4%	878.1	84.8%	420.0	82.2%	179.3	77.6%
Marketing and selling expenses	103.6	7.2%	101.2	8.1%	105.0	10.1%	53.6	10.5%	30.8	13.3%
Administrative expenses	52.4	3.6%	40.2	3.2%	44.6	4.3%	15.2	3.0%	12.3	5.3%
Research and development expenses	4.1	0.3%	3.6	0.3%	3.7	0.4%	1.5	0.3%	1.1	0.5%
Goodwill impairment charge	—	0.0%	54.8	4.4%	6.1	0.6%	4.3	0.8%	—	0.0%
Other expense (income), net	14.2	1.0%	31.8	2.5%	31.9	3.1%	5.7	1.1%	19.8	8.6%

Total costs and expenses	$1,296.9	89.9%	$1,228.8	97.9%	$1,069.4	103.2%	$500.3	97.9%	$243.3	105.3%

Earnings (loss) before interest and taxes	$145.4	10.1%	$26.9	2.1%	$(33.5)	-3.2%	$10.9	2.1%	$(12.3)	-5.3%

(1)	Represents the unaudited 52 weeks ended December 26, 2004

(2)	Represents the combined 21 weeks ended December 28, 2003

	Fiscal year ended			21 weeks ended
(In millions)	December 31, 2006	December 25, 2005	December 26, 2004(1)	December 26, 2004	December 28, 2003(2)
Net sales
Frozen foods	$644.7	$670.7	$562.0	$271.2	$148.1
Dry foods	797.6	585.0	473.9	240.0	82.9

Total	$1,442.3	$1,255.7	$1,035.9	$511.2	$231.0

Earnings (loss) before interest and taxes
Frozen foods	$43.5	$(51.6)	$(57.1)	$(22.6)	$4.7
Dry foods	121.7	95.0	46.7	38.5	7.4
Unallocated corporate expenses	(19.8)	(16.5)	(23.1)	(5.0)	(24.4)

Total	$145.4	$26.9	$(33.5)	$10.9	$(12.3)

Depreciation and amortization
Frozen foods	$21.0	$25.1	$26.4	$10.8	$5.0
Dry foods	21.2	14.0	13.8	6.3	2.6

Total	$42.2	$39.1	$40.2	$17.1	$7.6

(1)	Represents the unaudited 52 weeks ended December 26, 2004

(2)	Represents the combined 21 weeks ended December 28, 2003

Fiscal year ended December 31, 2006 (53 weeks) compared to the fiscal year ended December 25, 2005 (52 weeks)

Net sales. Shipments in the year ended December 31, 2006 were $1,957.0 million, an increase of $201.1 million, compared to shipments in the year ended December 25, 2005 of $1,755.9 million. The Armour acquisition resulted in $217.7 million of increased shipments. All other businesses were down $16.6 million, principally driven by decreases in sales of our Swanson and Hungry-Man frozen dinner business, and our Seafood business sales. Net sales in the year ended December 31, 2006 were $1,442.3 million, an increase of $186.6 million, compared to net sales in the year ended December 25, 2005 of $1,255.7 million. The Armour acquisition resulted in $180.8 million of increased net sales. Net Sales of all other businesses increased $5.8 million, which was the result of the decline in shipments of $16.6 million offset by a $22.4 million decrease in aggregate trade marketing and consumer coupon redemption expenses and slotting expenses.

Frozen foods: Shipments in the year ended December 31, 2006 were $879.5 million, a decrease of $50.0 million. The change was driven by a $34.2 million decrease in our Swanson and Hungry-Man frozen dinner business, resulting from a reduction of unprofitable trade promotions. In addition, our Seafood business sales were down $26.7 million, resulting from finished product supply issues attributed to the delayed start up of a new production line, which occurred in the first quarter of 2006. The balance of the change was driven by increases in our Celeste and frozen foodservice product line sales. Aggregate trade marketing and consumer coupon redemption expenses and slotting expenses decreased $24.0 million, the result of lower trade marketing, principally in Swanson trade promotions referenced above, and new product launch activity in 2006. As a result, frozen foods net sales decreased $26.0 million, again resulting from sales declines in the Swanson and Hungry-Man frozen dinner business and the Seafood business.

Dry foods: Shipments in the year ended December 31, 2006 were $1,077.5 million, an increase of $251.1 million. The acquired Armour business increased shipments $217.7 million. The increase in our remaining businesses was due to increases in our Duncan Hines, private label, Canada, and syrup product line sales. Aggregate trade marketing and consumer coupon redemption expenses increased $38.5 million. The Armour acquisition resulted in $36.9 million of increased aggregate trade marketing and consumer coupon redemption expenses. On the remaining businesses, aggregate trade marketing and consumer coupon redemption expenses increased $1.6 million. As a result, dry foods net sales increased $212.6 million, of which $180.8 million of the increase resulted from the sales of products related to the acquisition of the Armour business. The net sales of the remaining businesses increased $31.8 million, or 5.4%, for the fiscal year ended December 31, 2006, principally due to higher product shipments.

Cost of products sold. Our cost of products sold was $1,122.6 million, or 77.8% of net sales in the year ended December 31, 2006, versus cost of products sold of $997.2 million, or 79.4% of net sales in the year ended December 25, 2005, a 1.6 percentage point improvement. The products acquired in the Armour business resulted in an additional $157.6 million of cost of products sold for the fiscal year ended December 31, 2006, including additional costs of $4.8 million related to post-acquisition sales of inventories written up to fair value at the date of the Armour acquisition. For the remaining businesses cost of products sold was 76.5% of net sales, or a 2.9 percentage point improvement. The principal driver of the improved cost of product sold as a percent of net sales rate was reduced freight and distribution expenses accounting for a 1.3 percentage point improvement. Additionally, there was a decline in aggregate trade marketing (including the slotting mentioned above) and consumer coupon redemption expenses that are classified as reductions to net sales. The change in these costs accounted for 0.9 percentage points of the improvement.

Marketing and selling expenses. Marketing and selling expenses were $103.6 million, or 7.2% of net sales, in the year ended December 31, 2006 compared to $101.2 million, or 8.1% of net sales, in the year ended December 25, 2005. The acquisition of the Armour business contributed $3.5 million of increase for the fiscal year ended December 31, 2006. On the remaining businesses, the change was due to lower advertising expense of $10.1 million, primarily in our Seafood and Duncan Hines businesses, the result of reduced new product introductions, and increased other consumer focused marketing programs of $2.7 million, and increase selling related expense of $5.3 million resulting from increased product sales, as well as higher management incentive plan expense.

Administrative expenses. Administrative expenses were $52.4 million in the year ended December 31, 2006 compared to $40.2 million in the year ended December 25, 2005. The acquisition of the Armour business contributed $4.0 million of an increase for the fiscal year ended December 31, 2006. Included in administrative expenses for the fiscal year ended December 31, 2006 was $1.4 million for the non-cash stock compensation charge related to the ownership units of LLC issued to CDM in connection with the acquisition of the Armour Business recorded in the first quarter, as well as $1.3 million of stock option expense in accordance with SFAS No. 123(R), which was adopted at the beginning of 2006. In addition, we resumed the payment of the management fees to our equity sponsors beginning in the second quarter of 2006, in accordance with Amendment No. 2 to our senior secured credit facilities, which were $0.8 million in 2006 compared to zero in 2005. In the fiscal year ended December 25, 2005, a $1.5 million favorable adjustment to our bad debt reserve was recorded resulting from improvements in our accounts receivable aging ($1.0 million) and cash collections of previously written off accounts ($0.5 million). The balance of the increase resulted principally from a target level management incentive plan expense in 2006 compared to approximately a 30% of target management incentive plan expense in 2005.

Research and development expenses. Research and development expenses were $4.1 million, or 0.3% of net sales, in the year ended December 31, 2006 compared with $3.6 million, or 0.3% of net sales, in the year ended December 25, 2005.

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

Other expense (income), net. Other expense was $14.2 million in the year ended December 31, 2006 compared to $31.8 million in the year ended December 25, 2005. For the year ended December 31, 2006, plant restructuring and impairment charges totaled $4.1 million and consisted of $1.4 million of costs related to the closure of our Erie, Pennsylvania frozen food facility, and $2.7 million of plant consolidation expense related to the closure of our Omaha, Nebraska frozen food facility, all of which are discussed above under “Plant Consolidation”. Also included in the fiscal 2006 activity were tradename impairment charges, which are discussed above under “Impairment of Goodwill and Other Long-lived Assets”, of $2.7 million related to the Aunt Jemima brand. In addition, $7.4 million of amortization expense was incurred in the year ended December 31, 2006, an increase of $2.6 million as compared to $4.8 million in the year ended December 25, 2005, mainly due to the acquisition of the Armour business. For the year ended December 25, 2005, plant restructuring and impairment charges totaled $8.0 million and consisted of $5.8 million of costs related to the closure of our Erie, Pennsylvania frozen food facility, a $0.9 million asset impairment charge for the shutdown of a production line at our Mattoon, Illinois facility, and $1.3 million of plant consolidation expense related to the closure of our Omaha, Nebraska frozen food facility, all of which are discussed above under “Plant Consolidation”. Tradename impairment charges, which are discussed above under “Impairment of Goodwill and Other Long-lived Assets”, were $19.2 million in fiscal 2005, consisting of a $10.4 million charge related to the Mrs. Paul’s brand, $7.7 million charge related to the Van de Kamp’s brand and $1.1 million related to the Lender’s brand. The balance of the 2005 activity related to royalty income and other miscellaneous credits received in the year.

Earnings (loss) before interest and taxes. Earnings (loss) before interest and taxes (EBIT) increased $118.5 million to $145.4 million in the year ended December 31, 2006 from $26.9 million in EBIT in the year ended December 25, 2005. This increase resulted from a $95.1 million increase in frozen foods EBIT, a $26.7 million increase in dry foods EBIT, and a $3.3 million increase in unallocated corporate expenses. The increase in unallocated corporate expenses is principally related to $1.4 million for the non-cash stock compensation charge related to the ownership units of LLC issued to CDM in connection with the acquisition of the Armour Business recorded in the first quarter, as well as $1.9 million of stock option expense in accordance with the adoption of SFAS No. 123(R).

Frozen foods: Frozen foods EBIT increased by $95.1 million in the year ended December 31, 2006. In 2006, we recorded $0.6 million of accelerated depreciation expense and a charge of $1.4 million related to asset impairment and plant consolidation expense from the closure of the Erie, Pennsylvania frozen foods facility and impairment charges and plant consolidation expense totaling $2.7 million from the closure of the Omaha, Nebraska frozen foods facilities. Additionally, in 2006 we recorded a tradename impairment charge of $2.7 million related to the Aunt Jemima brand. In 2005, we recorded $4.8 million of accelerated depreciation expense related to the closure of the Erie, Pennsylvania frozen food facility and a charge of $7.1 million related to the plant consolidation expense from the closure of the Omaha, Nebraska ($1.3 million) and Erie, Pennsylvania ($5.8 million) frozen foods facilities. Impairment charges, principally for goodwill and tradenames, totaling $74.9 million were also recorded in fiscal 2005. The impairment charges consisted of a $54.8 million charge for goodwill impairment for the frozen seafood reporting unit ($44.9 million) and pizza reporting unit ($9.9 million), a $19.2 million impairment charge to tradenames for Mrs. Paul’s ($10.4 million), Van de Kamp’s ($7.7 million) and Lender’s ($1.1 million) and a $0.9 million asset impairment write down for the shutdown of a production line at our Mattoon, Illinois facility. The balance of our frozen foods EBIT increased $15.7 million, principally driven by lower marketing spending in 2006, mainly in slotting and trade marketing expense related to fewer new product introductions, which are recorded as reductions from net sales, and lower advertising expense. Somewhat offsetting the declines in marketing spending, was the unfavorable impact of lower sales volumes and the unfavorable mix impact of a shift to lower margin product sales.

Dry foods: Dry foods EBIT increased $26.6 million in the year ended December 31, 2006 and included $12.8 million related to the acquisition of the Armour business. The Armour results include the impact of the $4.8 million charge related to post-acquisition sales of inventories written up to fair value at the date of the acquisition. The balance of the dry foods EBIT increased $13.9 million, principally driven by lower marketing spending related to fewer new product introductions, mainly in slotting and consumer coupon redemption expense, which are recorded as reductions from net sales. In addition, freight and storage costs decreased resulting from the reorganization of our warehousing network.

Interest expense, net. Interest expense, net was $85.4 million in the year ended December 31, 2006, compared to $70.5 million in the year ended December 25, 2005. Included in the interest expense, net, amount was $(0.9) million and $4.7 million for the year ended December 31, 2006 and the year ended December 25, 2005, respectively, recorded from gains and (losses) on interest rate swap agreements. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense. Excluding the impact of the interest rate swaps, the increase in interest expense of $9.3 million was the result of higher interest rates on our bank borrowings ($6.2 million), higher average bank debt levels resulting from the borrowings to fund the Armour acquisition less prepayments of our bank borrowings ($1.9 million) and higher amortization of debt issue costs resulting from the Armour acquisition as well as the impact of our prepayments of our bank borrowings ($1.1 million).

Provision for income taxes. The effective tax rate was 43.5% in the year ended December 31, 2006, compared to (1.0%) in the year ended December 25, 2005. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the fiscal year. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets. A deferred tax charge was recorded both in 2006 and 2005 for amortization recognized for tax purposes related to indefinite lived intangibles.

Under Internal Revenue Code Section 382, Aurora is a loss corporation. Section 382 of the Code places limitations on our ability to use Aurora’s net operating loss carry forward to offset our income. The annual net operating loss limitation is approximately $13-15 million subject to other rules and restrictions. See Note 11 to the audited Consolidated Financial Statements.

Fiscal year ended December 25, 2005 compared to the fiscal year ended December 26, 2004

Net sales. Shipments in the year ended December 25, 2005 were $1,755.9 million, an increase of $294.2 million, compared to shipments in the year ended December 26, 2004 of $1,461.7 million. $255.4 million of the increase was related to the fact that fiscal 2005 includes 12 months of activity for the former Aurora brands compared to 2004 which only includes activity related to the former Aurora brands since the Aurora Merger date of March 19, 2004. Subsequent references in this discussion to this situation are referred to as “the effect of the Aurora Merger”. Net sales in the year ended December 25, 2005 were $1,255.7 million, an increase of $219.8 million, compared to net sales in the year ended December 26, 2004 of $1,035.9 million. $167.2 million of the increase was the effect of the Aurora Merger. The Aurora brands required a higher level of trade spending than the legacy Pinnacle brands.

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

Other expense (income), net. Other expense was $31.8 million in the year ended December 25, 2005 compared to $31.9 million in the year ended December 26, 2004. Included in Other expense (income), net for the year ended December 26, 2004 was $8.8 million of Pinnacle Transaction related expenses, consisting primarily of $7.4 million of non-cash equity related compensation expense and $1.4 million of retention benefits payments. Also, a $12.7 million impairment charge and $3.0 million for plant consolidation expense, both related to the closure of our Omaha, Nebraska frozen food facility, were recorded in the year ended December 26, 2004. Additionally, restructuring and impairment charges totaling $4.3 million were recorded in the year ended December 26, 2004. The restructuring and impairment charges consisted of a $3.0 million impairment charge related to the Chef’s Choice brand including $1.7 million of amortizable intangibles (recipes) and $1.3 million of fixed asset write downs, and a $1.3 million impairment charge related to the Avalon Bay trade name. For the year ended December 25, 2005, restructuring and impairment charges totaled $27.2 million and consisted of $5.8 million of costs related to the closure of our Erie, Pennsylvania frozen food facility, a $0.9 million asset impairment charge for the shutdown of a production line at our Mattoon, Illinois facility, and $1.3 million of plant consolidation expense related to the closure of our Omaha, Nebraska frozen food facility, all of which are discussed above under “Plant Consolidation”. Also included in the fiscal 2005 activity were tradename impairment charges, which are discussed above under “Impairment of Goodwill and Other Long-lived Asseets”, of $19.2 million, consisting of a $10.4 million charge related to the Mrs. Paul’s brand, $7.7 million charge related to the Van de Kamp’s brand and $1.1 million related to the Lender’s brand. In addition, $4.8 million of amortization expense was incurred in the year ended December 25, 2005 compared to $3.5 in the year ended December 26, 2004. The increased amortization was primarily related to the effect of the Aurora Merger.

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

Frozen foods: Frozen foods EBIT increased by $5.5 million in the year ended December 25, 2005 and includes $5.2 million related to the effect of the Aurora Merger. In 2005, we recorded $4.8 million of accelerated depreciation expense related to the closure of the Erie, Pennsylvania frozen food facility and a charge of $7.1 million related to the plant consolidation expense from the closure of the Omaha, Nebraska ($1.3 million) and Erie, Pennsylvania ($5.8 million) frozen foods facilities. Restructuring and impairment charges totaling $74.9 million were also recorded in fiscal 2005. The restructuring and impairment charges consisted of a $54.8 million charge for goodwill impairment for the frozen seafood reporting unit ($44.9 million) and pizza reporting unit ($9.9 million), a $19.2 million impairment charge to tradenames for Mrs. Paul’s ($10.4 million), Van de Kamp’s ($7.7 million) and Lender’s ($1.1 million) and a $0.9 million asset impairment write down for the shutdown of a production line at our Mattoon, Illinois facility. The year ended December 26, 2004 includes additional costs of $1.2 million related to post-transaction sales of inventories written up to fair value at the date of the Pinnacle Transaction. The increase in EBIT also includes the impact of the $6.0 million charge recorded in the year ended December 26, 2004 related to post-acquisition sales of inventories written up to fair value at the date of the Aurora Merger. Additionally, the results for the year ended December 26, 2004 included a charge of $12.7 million related to the closure of the Omaha, Nebraska frozen foods facility as well as $8.7 million of consolidation expense and accelerated depreciation expense related to the closure of the Omaha facility. Restructuring and impairment charges totaling $10.4 million were also recorded in the year ended December 26, 2004. The restructuring and impairment charges consisted of a $1.8 million charge related to the impairment of the Chef’s Choice goodwill, $1.6 million charge related to the impairment of the frozen dinners reporting unit goodwill, $2.7 million charge related to the impairment of the bagels reporting unit goodwill, $3.0 million impairment charge related to the Chef’s Choice brand including $1.7 million of amortizable intangibles (recipes) and $1.3 million of fixed asset write downs, and a $1.3 million impairment charge related to the Avalon Bay trade name. Additionally, the corporate overhead expense allocated to frozen foods was $1.7 million higher for the year ended December 26, 2004, related to the continued operation of the Aurora headquarters office in St. Louis, which was closed in May 2004. The balance of our frozen foods EBIT increased $46.4 million, principally driven by $29.6 million lower marketing spending in the fourth quarter of 2005, mainly in slotting and trade promotions and consumer coupon redemption expense, which are recorded as reductions from net sales, and lower advertising expense. An additional $16.5 million increase occurred in the first nine months of 2005 resulting from an increase in sales volume offset by increased cost of products sold expense related to the reorganization of our warehousing network, and increased slotting and trade promotion expenses.

Dry foods: Dry foods EBIT increased $48.3 million in the year ended December 25, 2005 and includes $9.9 million related to the effect of the Aurora Merger. The increase in EBIT also includes the impact of the $7.2 million charge recorded in the year ended December 26, 2004 related to post-acquisition sales of inventories written up to fair value at the date of the Aurora Merger, which includes $1.8 million in the first quarter and $5.4 million in the second quarter. The year ended December 26, 2004 also includes additional cost of products sold of $17.0 million related to post-transaction sales of inventories written up to fair value at the date of the Pinnacle Transaction. In addition, $2.4 million of amortization expense was incurred in the year ended December 25, 2005 compared to $1.3 million in the year ended December 26, 2004. The increased amortization was primarily related to the effect of the Aurora Merger. The balance of the dry foods EBIT increased $15.2 million, primarily due to increased sales volume, resulting from additional case volume in our Duncan Hines and pickles product lines. Partially offsetting these increased sales are increases in our cost of products sold expense related to the reorganization of our warehousing network and increased slotting and trade promotion expenses.

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

Under Internal Revenue Code Section 382, Aurora is a loss corporation. Section 382 of the Code places limitations on our ability to use Aurora’s net operating loss carryforward to offset our income. The annual net operating loss limitation is approximately $13-15 million subject to other rules and restrictions. See Note 11 to the audited Consolidated Financial Statements.

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

Net sales. Shipments in the 21 weeks ended December 26, 2004 were $730.7 million, an increase of $438.5 million, compared to shipments in the 21 weeks ended December 28, 2003 of $292.2 million. $434.3 million of the increase was related to the Aurora Merger. Net sales in the 21 weeks ended December 26, 2004 were $511.2 million, an increase of $280.2 million, compared to net sales in the 21 weeks ended December 28, 2003 of $231.0 million. $286.5 million of the increase was related to the Aurora Merger, whose brands required a higher level of spending than the historical Pinnacle brands.

Frozen foods: Shipments in the 21 weeks ended December 26, 2004 were $389.9 million, an increase of $203.9 million. $206.8 million of the increase was related to the Aurora Merger. The balance of the change was driven by a $3.4 million decrease in our Swanson product line sales. Aggregate trade and consumer coupon redemption expenses increased $80.8 million. $75.1 million of the increase was related to the Aurora Merger. As a result, frozen foods net sales increased $123.1 million, of which $131.7 million was related to the Aurora Merger and net sales of the existing Swanson and King’s Hawaiian businesses decreased $8.6 million, or 5.8%, in the 21 weeks ended December 26, 2004.

Dry foods: Shipments in the 21 weeks ended December 26, 2004 were $340.8 million, an increase of $234.6 million. $227.5 million of the increase was related to the Aurora Merger. The balance of the increase was due to additional case volume of 5.0% in our core Vlasic product line. Aggregate trade and consumer coupon redemption expenses increased $77.5 million, of which $72.4 million was related to the Aurora Merger. As a result, dry foods net sales increased $157.1 million, of which $155.0 million was related to the Aurora Merger and net sales of the existing Vlasic and Open Pit businesses increased $2.1 million, or 2.5%, for the 21 weeks ended December 26, 2004.

Cost of products sold. Our cost of products sold was $420.0 million, or 82.2% of net sales in the 21 weeks ended December 26, 2004, versus cost of products sold of $179.3 million, or 77.6% of net sales in the 21 weeks ended December 28, 2003. The Aurora Merger resulted in $235.3 million of cost of products sold in the 21 weeks ended December 26, 2004. The balance of cost of products sold was $184.7 million, or 82.2% of net sales, in the 21 weeks ended December 26, 2004. The main driver of increased cost of product sold, as a percentage of net sales, is the additional costs resulting from the reorganization of our warehousing network and the related movement of product to the new warehousing network as well as higher year over year commodity costs (chicken, beef, and cheese). In addition to these costs, this percentage is also affected by changes in our aggregate trade and consumer coupon redemption expenses that are classified as reductions to net sales. The 21 weeks ended December 28, 2003 year includes additional costs of $8.2 million related to post-transaction sales of inventories written up to fair value at the date of the Pinnacle Transaction.

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

Frozen foods: Frozen foods EBIT decreased by $27.3 million in the 21 weeks ended December 26, 2004; $16.7 million of the decline was related to the Aurora Merger, including a $2.7 million impairment of the bagels goodwill. During the 21 weeks ended December 26, 2004, we recorded a net expense of $4.5 million related to the announced closure of our Omaha, Nebraska frozen food facility. The net expense was the result of $2.6 million of asset impairment, $1.4 million of accelerated depreciation, $1.2 million of other plant consolidation expenses, and $0.7 million curtailment gain related to the postretirement benefit program. Additionally, a non-cash impairment charge of $1.6 million related to frozen dinner goodwill and a favorable adjustment of $1.6 million to our medical liability reserves were recorded in the 21 weeks ended December 26, 2004. In the 21 weeks ended December 28, 2003, a non-cash impairment charge of $1.3 million related to the King’s Hawaiian intangible assets was recorded. The 21 weeks ended December 28, 2003 also include additional costs of products sold of $2.7 million related to post-transaction sales of inventories written up to fair value at the date of the Pinnacle Transaction. The balance of our frozen foods EBIT decreased $10.1 million due to increased cost of products sold expense related to the reorganization of our warehousing network, increased coupon and trade promotion expenses, partially offset by lower advertising expenses.

Dry foods: Dry foods EBIT increased $31.1 million in the 21 weeks ended December 26, 2004; a $24.9 million increase in EBIT was related to the Aurora Merger. The 21 weeks ended December 28, 2003 includes additional cost of products sold of $5.5 million related to post-transaction sales of inventories written up to fair value at the date of the Pinnacle Transaction. Dry foods EBIT increased $0.6 million due to lower advertising expenses and increased sales volume, resulting from additional case volume of 5.0% in our core Vlasic product line. Partially offsetting these increases were increased cost of products sold expense related to the reorganization of our warehousing network and increased trade promotion expenses.

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

Provision for income taxes. The effective tax rate was (61.7%) in the 21 weeks ended December 26, 2004, compared to 20.1% in the 21 weeks ended December 28, 2003. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is due to the change in the valuation allowance for the 21 week period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets. A deferred tax charge was recorded the 21 week period ended December 26, 2004 for amortization recognized for tax purposes related to indefinite lived intangibles.

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

Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $29 million in 2007. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facilities.

Statements of cash flows for the fiscal year ended December 31, 2006

Net cash provided from operating activities was $161.6 million and $64.7 million for fiscal 2006 and 2005, respectively. Net cash provided by operating activities during fiscal 2006 was principally the result of $122.6 million in net earnings excluding non-cash items and a decrease in working capital of $39.0 million. The decrease in working capital was primarily the result of a $33.8 million decrease in inventories that was due to management’s concerted effort to reduce the level of inventories while maintaining customer service levels. The decrease in inventories was offset by a $9.3 million increase in accounts receivable that relates to higher sales principally related to the Armour acquisition as well as the timing of when those sales occurred. The aging of accounts receivable has remained unchanged from December 2005. All other working capital accounts generated $14.5 million of cash, primarily the result of higher accounts payable and accrued liabilities at December 31, 2006 compared with December 25, 2005. Net cash provided by operating activities during fiscal 2005 was principally the result of $78.7 million in net earnings excluding non-cash items, which was partially offset by an increase of $13.9 million in net working capital accounts. The increase in working capital included a $35.1 million decrease in inventories that was a result of the sell down of the high inventory levels from December 2004. The cash provided by the reduction in inventory levels was offset by a $32.1 million decrease in accounts payable and a $13.2 million decrease in accrued trade marketing expense.

Net cash used in investing activities was $213.7 million and $28.8 million for fiscal 2006 and 2005, respectively. Net cash used in investing activities during fiscal 2006 includes $189.2 million for consideration paid for the Armour Business and $26.2 million for capital expenditures less $1.7 million received from the sale of the Erie, Pennsylvania production facility. Net cash used in investing activities during fiscal 2005 includes $30.9 million for capital expenditures less $1.6 million received from the settlement of the working capital adjustment from the Pinnacle Transaction as well as $0.6 million related to the sale of idle equipment from our Omaha facility.

Net cash provided by financing activities was $63.9 million during fiscal 2006, which principally included proceeds to fund the acquisition of the Armour Business. These proceeds included $143.0 million in proceeds from the senior secured credit facilities and $40.0 million in equity contributions. These proceeds were offset primarily by $110.0 million in repayments of the term loan, $3.8 million in debt acquisition costs and $5.8 million decline in bank overdrafts. Net cash used by financing activities was $37.7 million for fiscal 2005. The usage was driven by $4.1 million of scheduled quarterly payments and $50.0 million in prepayments of our senior term loan credit facility. The payments were offset by an increase in bank overdrafts of $6.4 million and a $10.0 equity contribution from Crunch Holding Corp. The equity contribution was the result of employee purchases of shares under the 2004 Employee Stock Purchase Plan discussed in Note 5 of our Consolidated Financial Statements.

The net of all activities resulted in an increase in cash of $11.8 million in fiscal 2006 and a decrease in cash by $1.7 million during fiscal 2005.

Statements of cash flows for the fiscal year ended December 25, 2005

The following information regarding cash flows for the fiscal year ended December 26, 2004 is provided for comparison purposes only and is unaudited.

Net cash provided from operating activities was $64.7 million and $16.2 million for fiscal 2005 and 2004, respectively. Net cash provided by operating activities during fiscal 2005 was principally the result of $78.7 million in net earnings excluding non-cash items, which was partially offset by an increase of $13.9 million in net working capital accounts. The increase in working capital included a $35.1 million decrease in inventories that was a result of the sell down of the high inventory levels from December 2004. The cash provided by the reduction in inventory levels was offset by a $32.1 million decrease in accounts payable and a $13.2 million decrease in accrued trade marketing expense. In fiscal 2004, net cash used in operations was driven by a $28.9 million decrease in working capital, principally increases in accounts payable of $47.9 million and decreases in accounts receivable of $16.7 million. These increases were offset by increases in inventories of $20.0 million and decreases in accrued trade marketing expenses of $25.3 million. Offsetting the cash provided from the decline in working capital was $12.6 million in net loss excluding non-cash items.

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

Net cash used by financing activities was $37.7 million for fiscal 2005. The usage was driven by $4.1 million of scheduled quarterly payments and $50.0 million in prepayments of our senior term loan credit facility. The payments were offset by an increase in bank overdrafts of $6.4 million and a $10.0 equity contribution from Crunch Holding Corp. The equity contribution was the result of employee purchases of shares under the 2004 Employee Stock Purchase Plan discussed in Note 5 of our Consolidated Financial Statements. Net cash provided by financing activities during fiscal 2004 was $683.9 million, which was primarily related to the Aurora Merger and included $425.0 million in proceeds from the senior credit facility, $201.0 million in senior subordinated note proceeds, and $95.3 million in equity contributions. The proceeds were offset by $19.6 million in debt acquisition costs, $14.0 million in payments on our revolving credit facility and $2.7 million in scheduled quarterly payments of our senior term loan credit facility.

The net of all activities resulted in a decrease in cash by $1.7 million and $3.0 million during fiscal 2005 and 2004, respectively.

Statements of cash flows for the transition year ended December 26, 2004

The following information regarding cash flows for the 21 week period ended December 28, 2003 is provided for comparison purposes only and is unaudited.

Net cash used in operating activities was $2.5 million and $11.1 million for the 21 weeks ended December 26, 2004 and December 28, 2003, respectively. Net cash used in operating activities during the 21 weeks ended December 26, 2004 was principally the result of an increase in working capital, which included a $23.0 million increase in inventories for the seasonal build and a $7.7 million increase in accounts receivable as well as a $19.0 million increase in accounts payable and accrued liabilities. The increase in accrued liabilities primarily relate to higher accrued bond interest, and higher accrued trade marketing expenses and coupon costs. In the 21 weeks ended December 28, 2003, net cash used in operations was $11.1 million and was driven by a $19.2 million increase in working capital, principally related to the seasonal increase in inventories and higher accrued trade marketing expenses.

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

The other significant activities in our cash flow for fiscal 2004 relate to the Pinnacle Transaction and Aurora Merger. Pinnacle Transaction consideration paid was $361.1 million, Pinnacle Transaction costs were $7.2 million, the Predecessor senior credit facility term loan of $175.0 million was paid off, and debt acquisition costs were $21.2 million. Cash inflows consisted of equity contribution of $179.8 million, long-term bank borrowing of $120.0 million, borrowing under our bank revolver of $21.5 million, and issuance of senior subordinated notes of $200.0 million. Since the Pinnacle Transaction, we have repaid $21.5 million of the revolver borrowings. The Aurora Merger consideration paid was $888.9 million (including $225.1 million relating to the exchange of Aurora senior subordinated notes for equity interest in LLC), transaction costs paid were $17.0 million, and debt acquisition costs were $16.6 million. Cash inflows consisted of the equity contribution to Successor of $320.4 million (including $225.1 million relating to the exchange of Aurora senior subordinated notes for equity interest in LLC), term loan borrowings under the senior secured credit facilities of $425.0 million and gross proceeds from the February 2004 issuance of additional 8.25% Senior Subordinated Notes due 2013.

In addition, cash flows from financing activities reflected the regularly scheduled quarterly repayment of the term loan of $1.4 million.

The net of all activities resulted in a decrease in cash by $34.3 million in fiscal 2004.

Debt

In November 2003, the Company entered into a $675.0 million Credit Agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party of JPMP) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger on March 19, 2004. Concurrently with the acquisition of the Armour Business but effective as of February 14, 2006, the Company entered into an Amendment No. 4 and Agreement to the existing senior secured credit facilities (“Amendment No. 4”). Among other things, Amendment No. 4 approved the acquisition and provided for the making of $143.0 million of additional tack-on term loans to fund a portion of the acquisition. The term loan matures November 25, 2010. The senior secured credit facilities also provide for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger on March 19, 2004. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolver as of December 31, 2006 and December 25, 2005.

As of December 31, 2006, $2.7 million of our term loan was owed to affiliates of JPMorgan Chase Bank (a related party). There was no related party debt as of December 25, 2005.

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

A commitment fee of 0.50% per annum applies to the unused portion of the revolving loan facility. For fiscal 2006, the weighted average interest rate on the term loan was 7.61%. As of December 31, 2006, the Eurodollar interest rate on the term loan facility was 7.37%, and the commitment fee on the undrawn revolving credit facility was 0.50%. There were no borrowings under the revolving credit facility throughout fiscal 2006. For fiscal 2005, the weighted average interest rate on the term loan was 6.50% and on the revolving credit facility was 6.30%. As of December 25, 2005, the Eurodollar interest rate on the term loan facility was 7.30% and the commitment fee on the undrawn revolving credit facility was 0.50%.

During fiscal 2006, we prepaid $110 million of the term loan facility. Due to the prepayments, the next scheduled installment payable will be in March 2010. The revolving credit facility terminates on November 25, 2009. The aggregate maturities of the term loan outstanding as of December 31, 2006 are $521.2 million in 2010.

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

We pay a commission on the face amount of all outstanding letters of credit drawn under the senior secured credit facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. We also pay a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities cannot exceed $40 million. As of December 31, 2006 and December 25, 2005, we had utilized $9.2 million and $11.5 million, respectively, of the revolving credit facility for letters of credit. Of the $130 million revolving credit facility available, as of December 31, 2006 and December 25, 2005, we had an unused balance of $120.8 million and $118.5 million, respectively, available for future borrowings and letters of credit, of which a maximum of $30.8 million and $28.5 million, respectively, may be used for letters of credit.

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

The notes include a provision that the Company will file with the SEC on or prior to August 21, 2004 a registration statement relating to an offer to exchange the notes for an issue of SEC-registered notes with terms identical to the notes and use its reasonable best effort to cause such registration statement to become effective on or prior to October 20, 2004. Since the exchange offer was not completed before November 19, 2004, the annual interest rate borne by the notes increased by 1.0% per annum until the exchange offer was completed, which occurred on February 1, 2005. As of that date, the Company was no longer paying the additional interest.

Our senior secured credit facilities and the notes contain a number of covenants that, among other things, limit, subject to certain exceptions, our ability to incur additional liens and indebtedness, make capital expenditures, engage in certain transactions with affiliates, repay other indebtedness (including the notes), make certain distributions, make acquisitions and investments, loans or advances, engage in mergers or consolidations, liquidations and dissolutions and joint ventures, sell assets, make dividends, amend certain material agreements governing our indebtedness, enter into guarantees and other contingent obligations and other matters customarily restricted in similar agreements. In addition to scheduled periodic repayments, we are also required to make mandatory repayments of the loans under the senior secured credit facilities with a portion of our excess cash flow, as defined. Due to voluntary prepayments of the term loan made by the Company in fiscal 2006, the Company was not required to make any mandatory repayments for 2006. In addition, our senior secured credit facilities contain, among others, the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditure limitation. See the discussion below regarding the amendment to the senior credit agreement where these covenants have been adjusted.

Amendments to Senior Secured Credit Facilities

On September 14, 2004, we were first in default under our senior secured credit facilities. On November 19, 2004 we received required lender approval to permanently waive the defaults mentioned above and amend the financial covenants for future reporting periods. The terms of the permanent amendment and waiver included among other items, a 50 basis point increase to the applicable margin (described above), the addition of a new senior covenant leverage ratio through December 2005, amendment of the interest expense coverage ratio through December 2005, suspension of the maximum total leverage ratio until March 2006, and certain limitations, restrictions and additional reporting requirements during the amendment period which ended on the second business day following the date on which we delivered to the Administrative Agent financial statements for the fiscal quarter ending March 2006, which occurred on May 10, 2006.

In connection with Amendment No. 4, dated February 14, 2006, the senior secured credit facilities were also changed in other respects, including: (a) the leverage ratio calculations have been adjusted such that the amount of indebtedness used in such calculations is no longer subject to averaging and is reduced by certain cash and cash equivalents, (b) the leverage ratio threshold for the quarter ending on or about March 31, 2006 has been changed from 5.00 to 1.00 to 5.25 to 1.00, and (c) under certain circumstances, we may be able to use equity contributions to cure financial covenant defaults, if any, that may occur in the future under the senior secured credit facilities.

On June 2, 2006, we entered into Amendment No. 5, which amended the senior credit facilities in the following manner: (a) to reduce the applicable margin with respect to any term loan to (i) 1.00% per annum, in the case of a base rate loan or (ii) 2.00% per annum, in the case of a Eurodollar loan, (b) to require the payment of certain fees in connection with repricings of the term loans on or prior to June 2, 2007 and (c) to permit additional indebtedness in an aggregate principal amount of up to $15 million arising from letters of credit issued other than pursuant to the senior secured credit facility.

As of December 31, 2006, we were in compliance with the amended and added covenants as discussed above. Based on current estimates, we believe that we will meet the financial targets set forth above and, as such, will maintain compliance with debt covenant requirements for at least the next 12 months

INFLATION

Prior to 2005, inflation had not had a significant effect on us as we have been successful in mitigating the effects of inflation with aggressive cost reduction and productivity programs. Beginning in 2005 and continuing into 2006, we experienced higher energy and commodity costs in production and higher fuel surcharges for product delivery. Although we have no such expectation, severe increases in inflation could affect the North American economies and could have an adverse impact on our business, financial condition and results of operations.

CONTRACTUAL COMMITMENTS

The table below provides information on our contractual commitments as of December 31, 2006.

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt (1)	$915,187	$—	$—	$521,187	$394,000
Projected interest payments on long term debt (2)	367,706	70,915	141,830	92,660	62,301
Operating lease obligations	20,108	5,307	9,836	4,342	623
Capital lease obligations	225	133	67	25	—
Purchase obligations (3)	306,493	244,175	58,918	3,400	—
Postretirement medical benefits	10,790	77	149	196	10,368
Pension benefits	5,969	650	2,000	2,000	1,319
Other long-term obligations (4)	837	837	—	—	—

	$1,627,315	$322,094	$212,800	$623,810	$468,611

(1)	Long-term debt at face value includes scheduled principal repayments and excludes interest payments.

(2)

The total projected interest payments on long-term debt are based upon borrowings and interest rates as of December 31, 2006. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.

(3)

The amounts indicated in this line primarily reflect future contractual payments, including certain take-or-pay arrangements entered into as part of the normal course of business. The amounts do not include obligations related to other contractual purchase obligations that are not take-or-pay arrangements. Such contractual purchase obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. Purchase obligations also include trade and consumer promotion and advertising commitments. We do not believe such purchase obligations will adversely affect our liquidity position.

(4)	Other long-term obligations relate to the Omaha restructuring plan and severance costs related to the Aurora transaction and the acquisition of the Armour Business.

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

Our significant accounting policies are detailed in Note 2 to the Consolidated Financial Statements for the fiscal year ended December 31, 2006. The following areas are the most important and require the most difficult, subjective judgments.

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

Inventories. We state inventories at the lower of average cost or market. In determining market value, we provide allowances to adjust the carrying value of our inventories to the lower of cost or net realizable value, including any costs to sell or dispose. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value. These adjustments are estimates, which could vary significantly from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations.

Goodwill and Indefinite-lived Tradenames. We follow SFAS No. 142 “Goodwill and Other Intangible Assets” in evaluating the carrying value of goodwill and tradenames, which are indefinite lived intangible assets. At December 31, 2006, the carrying value of goodwill was $402.2 million. Goodwill was assigned to our frozen foods segment, $67.7 million, and dry foods segment, $334.5 million. At December 31, 2006, the carrying value of the tradenames was $797.6 million. The tradenames were assigned to our frozen foods segment, $228.8 million, and dry foods segment, $568.7 million. The goodwill and tradenames arose in connection with the Pinnacle Transaction, the Aurora Merger and the acquisition of the Armour business. The tradenames represent the fair value of the brands used in our retail products. The goodwill, which is allocated to reporting units (one level below our reportable segments), represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. We performed valuations of the reporting units acquired in the transactions and allocated goodwill based upon the respective contribution to the excess purchase price.

We evaluate, on at least an annual basis in December, the carrying amount of goodwill and indefinite-lived tradenames to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. We measure recoverability of the carrying value of these assets by comparison with discounted cash flows attributable to the tradename or the reporting unit to which the goodwill relates. In determining the amount of the impairment charges, if any, we compare the estimated fair value of a tradename or reporting unit to its estimated book value. In estimating the fair value, we primarily use the income approach, which utilizes forecasted discounted cash flows to estimate the fair value. If the carrying value of a tradename exceeds its fair value at the time of the evaluation, we would charge the shortfall to earnings. In measuring the amount of the goodwill impairment, we made a hypothetical allocation of the estimated fair value of the reporting units to the tangible and intangible assets (other than goodwill) within the respective reporting units using the same rules for determining fair value and allocation under SFAS No. 141 “Business Combinations” as we would use if it were an original purchase price allocation. If the carrying value of a reporting unit exceeds its fair value at the time of the evaluation, we would compare the implied fair value of the reporting unit’s goodwill to its carrying amount and any shortfall would be charged to earnings. Assumptions underlying fair value estimates are subject to risks and uncertainties. In our recent impairment tests, we forecasted cash flows for five years plus a terminal year and assumed a discount rate of 11%. Such cash flows for each of the five years and terminal year assume growth rates that average between 0.6% and 6.5%, which are determined based upon our expectations for each of the individual reporting units.

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

Insurance reserves. We are self-insured and retain liabilities under our worker’s compensation insurance policy. An independent, third-party actuary estimates the outstanding retained-insurance liabilities by projecting incurred losses to their ultimate liability and subtracting amounts paid-to-date to obtain the remaining liabilities. We base actuarial estimates of ultimate liability on actual incurred losses, estimates of incurred but not yet reported losses – based on historical information from both us and the industry—and the projected costs to resolve these losses. Retained-insurance liabilities may differ based on new events or circumstances that might materially impact the ultimate cost to settle these losses.

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

Stock-based Compensation. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123(R). Stock-based compensation expense related to employee stock options for fiscal 2006 as a result of adopting SFAS No. 123(R) was $1.9 million, or $1.892 millionnet of tax. In addition, we recorded $1.4 million (with no related tax impact) for stock-based compensation expense in fiscal 2006 for certain ownership units of LLC that were issued to CDM, which is controlled by certain members of PFGI’s management (see discussion below). There was no stock-based compensation expense recognized during fiscal 2005.

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense using the straight-line method over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statement of Operations, other than as related to certain ownership units of LLC that were issued to CDM.

We continue to use the lattice-binomial option-pricing model (“lattice-binomial model”) as our method of valuation for stock-based awards, which was previously used for our pro forma information required under SFAS No. 123. Since our stock is not publicly traded, the determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is based upon estimates of enterprise value as well as assumptions regarding a number of highly complex and subjective variables. The estimated enterprise value is based upon forecasted cash flows for five years plus a terminal year and an assumed discount rate. The other variables used to determine fair value of stock-based payment awards include, but are not limited to, the expected stock price volatility of a group of industry comparable companies over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB No. 107”) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of Statement of Financial Accounting Standards (“SFAS”) Statement No. 109. This interpretation clarifies SFAS No. 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. The provisions of this interpretation are effective for fiscal years beginning after December 15, 2006 and will be required to be adopted by the Company in the first quarter of 2007. We are assessing what impact, if any, adoption of this statement will have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is assessing what impact, if any, adoption of this statement would have on its financial position, results of operations and cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statemenst No. 87, 88, 106 and 132(R), (“SFAS No. 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in accumulated other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective for fiscal years ending after December 15, 2007 and measurement elements to be effective for fiscal years ending after December 15, 2008. Had the Company adopted this provision in fiscal 2006, total liabilities are estimated to have increased by $2.0 million and total stockholder’s equity would have decreased by $2.0 million.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is assessing what impact, if any, adoption of this statement would have on its financial position, results of operations and cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the statement of earnings—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the statement of earnings. We currently use the iron curtain method for quantifying identified financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the start of fiscal 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We have initially applied the provisions of SAB No. 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The adoption of SAB No. 108 did not have an impact on the Company’s financial position, results of operations or cash flows.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2006, we did not have any off balance sheet obligations.

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

The Company has entered into interest rate swap agreements with counterparties, including JP Morgan Chase Bank (a related party), to effectively change a portion of the floating rate payments on its senior secured credit facilities into fixed rate payments. As of December 31, 2006, two swap agreements remain outstanding. The two swap agreements terminate on January 2, 2007 and November 25, 2009 and have notional amounts of $250.0 million and $450.0 million, respectively. Interest payments determined under the swap agreement are based on the notional amounts. Floating interest rate payments to be received under each swap are based on U.S. Dollar LIBOR, which is substantially the same basis for determining the floating rate payments on the senior secured credit facilities.

These swaps were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of December 31, 2006, the fair value of the interest rate swaps was a net loss of $0.8 million. This was recorded as a long term liability of $1.9 million and a current asset of $1.0 million. As of December 25, 2005, the fair value of the interest rate swap contracts was a gain of $2.4 million, which was all recorded in Other assets, net in the Consolidated Balance Sheet. Gains and losses on the interest rate swaps, which were recorded as an adjustment to interest expense in the Consolidated Statement of Operations, are detailed below.

Interest rate swaps ($ in thousands)	Successor				Predecessor
	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003
Non-cash gain (loss)	$(3,269)	$(1,334)	$265	$3,492	$115
Gain (loss) realized in cash	2,382	6,023	—	3,515	—

Net gain (loss) on interest rate swaps	$(887)	$4,689	$265	$7,007	$115

We entered into various natural gas swap transactions with JP Morgan Chase Bank (a related party) to lower the Company’s exposure to the price of natural gas. As of December 31, 2006, the trades in effect mature from January through June 2007 and have various notional quantities of MMBTU’s per month. The Company will pay a fixed price ranging from $7.16 to $7.69 per MMBTU, with settlements monthly. These swaps were not designed as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 31, 2006 and December 25, 2005, the fair value of the natural gas swaps was a loss of $0.2 million and a gain of less than $0.1 million, respectively. At December 31, 2006, the fair value of the gas swap is recorded in accrued liabilities. At December 25, 2005, the fair value of the gas swaps was recorded in other current assets. The related offset is recorded as a gain and was recognized as a reduction to cost of products sold. Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, are detailed below.

	Successor
Natural gas swaps ($ in thousands)	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004
Non-cash gain (loss)	$(168)	(86)	$95
Gain (loss) realized in cash	(1,207)	902	243

Net gain (loss) on natural gas swaps	$(1,375)	$816	$338

We entered into various foreign currency exchange transactions with JP Morgan Chase Bank (a related party) to lower the Company’s exposure to the exchange rate between the U.S. dollar and the Canadian dollar. Each agreement was based upon a notional amount in Canadian dollars, which is expected to approximate a portion of the amount of our Canadian subsidiary’s U.S. dollar denominated purchases for the month. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 31, 2006, there were no outstanding foreign exchange currency contracts. As of December 25, 2005, the fair value of the remaining foreign exchange swaps was a loss of $0.3 million, which was recorded in accrued liabilities in the Consolidated Balance Sheet. Gains and losses on the foreign currency exchange contracts, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, are detailed below.

	Successor
Foreign Currency Exchange Swaps ($ in thousands)	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005
Non-cash gain (loss)	$280	$(280)
Gain (loss) realized in cash	(557)	(66)

Net gain (loss) on foreign currency exchange swaps	$(277)	$(346)

We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. The contract value of the outstanding standby letter of credit as of December 31, 2006 was $7.8 million, which approximates fair value. As of December 31, 2006, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $1.4 million, which approximates fair value.

We are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A” rated by Moody’s and Standard & Poor’s. Accordingly, we do not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The estimated fair value of the senior secured credit facilities bank debt and the 8 1/4% senior subordinated notes that are classified as long term debt on the Consolidated Balance Sheet at December 31, 2006, was approximately its carrying value.

RAW MATERIALS, INGREDIENTS, PACKAGING AND PRODUCTION COSTS

We purchase agricultural products, meat, poultry, other raw materials and packaging supplies from growers, commodity processors, other food companies and packaging manufacturers using a combination of purchase orders and various short- and long-term supply arrangements.

We entered into various natural gas swap transactions with JP Morgan Chase Bank (a related party) to lower the Company’s exposure to the price of natural gas. As of December 31, 2006, the trades in effect mature from January through June 2007 and have various notional quantities of MMBTU’s per month. The Company will pay a fixed price ranging from $7.16 to $7.69 per MMBTU, with settlements monthly. These swaps were not designed as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 31, 2006 and December 25, 2005, the fair value of the natural gas swaps was a loss of $0.2 million and a gain of less than $0.1 million, respectively. At December 31, 2006, the fair value of the gas swap is recorded in accrued liabilities. At December 25, 2005, the fair value of the gas swaps was recorded in other current assets. The related offset is recorded as a gain and was recognized as a reduction to cost of products sold. Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, are detailed below.

	Successor
Natural gas swaps ($ in thousands)	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004
Non-cash gain (loss)	$(168)	(86)	$95
Gain (loss) realized in cash	(1,207)	902	243

Net gain (loss) on natural gas swaps	$(1,375)	$816	$338

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

Financial statements begin on the following page

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Pinnacle Foods Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholder’s equity present fairly, in all material respects, the financial position of Pinnacle Foods Group Inc. and its subsidiaries (the “Company”) at December 31, 2006 and December 25, 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and December 25, 2005, for the period from August 1, 2004 to December 26, 2004 and for the period from November 25, 2003 to July 31, 2004 (“Successor” as defined in Note 1) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 5, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Pinnacle Foods Group Inc.:

In our opinion, the accompanying consolidated statements of operations, cash flows and shareholder’s equity present fairly, in all material respects, the results of operations and cash flows of Pinnacle Foods Group, Inc. and its subsidiaries (the “Company”) for the period from August 1, 2003 to November 24, 2003 (“Predecessor” as defined in Note 1) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 24, 2004

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Successor				Predecessor
	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003
Net sales	$1,442,256	$1,255,735	$511,190	$574,352	$181,379

Costs and expenses
Cost of products sold	1,122,646	997,198	420,080	502,967	134,233
Marketing and selling expenses	103,550	101,159	53,588	57,910	24,335
Administrative expenses	52,447	40,242	15,216	32,258	9,454
Research and development expenses	4,037	3,625	1,459	2,436	814
Goodwill impairment charge	—	54,757	4,308	1,835	—
Other expense (income), net	14,186	31,836	5,680	38,096	7,956

Total costs and expenses	1,296,866	1,228,817	500,331	635,502	176,792

Earnings (loss) before interest and taxes	145,390	26,918	10,859	(61,150)	4,587
Interest expense	86,615	71,104	26,260	26,240	9,310
Interest income	1,247	584	120	320	143

Earnings (loss) before income taxes	60,022	(43,602)	(15,281)	(87,070)	(4,580)
Provision (benefit) for income taxes	26,098	(426)	9,425	(3,157)	(1,506)

Net earnings (loss)	$33,924	$(43,176)	$(24,706)	$(83,913)	$(3,074)

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2006	December 25, 2005
Current assets:
Cash and cash equivalents	$12,337	$519
Accounts receivable, net	85,583	76,255
Inventories, net	178,300	170,621
Other current assets	4,496	2,944
Deferred tax assets	1,838	1,417

Total current assets	282,554	251,756
Plant assets, net	253,387	219,101
Tradenames	797,582	761,282
Other assets, net	56,397	44,842
Goodwill	402,161	359,513

Total assets	$1,792,081	$1,636,494

Current liabilities:
Current portion of long-term obligations	$123	$153
Notes payable	210	184
Accounts payable	57,543	61,765
Accrued trade marketing expense	37,152	32,980
Accrued liabilities	81,248	71,459
Accrued income taxes	1,042	1,035

Total current liabilities	177,318	167,576
Long-term debt (includes $2,748 owed to a related party at December 31, 2006)	920,630	888,311
Pension and other postretirement benefits	16,109	10,899
Other long-term liabilities	1,962	—
Deferred tax liabilities	237,707	213,184

Total liabilities	1,353,726	1,279,970
Commitments and contingencies
Shareholder’s equity:
Pinnacle Common stock: par value $.01 per share, 100 shares authorized, issued 100 shares	—	—
Additional paid-in-capital	573,403	529,425
Accumulated other comprehensive income (loss)	161	(3,768)
Carryover of Predecessor basis of net assets	(17,338)	(17,338)
Accumulated deficit	(117,871)	(151,795)

Total shareholder’s equity	438,355	356,524

Total liabilities and shareholder’s equity	$1,792,081	$1,636,494

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor				Predecessor
	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003
Cash flows from operating activities
Net earnings (loss) from operations	$33,924	$(43,176)	$(24,706)	$(83,913)	$(3,074)
Non-cash charges (credits) to net earnings
Depreciation and amortization	42,187	39,088	17,068	24,570	6,136
Restructuring and impairment charges	5,480	75,521	6,969	16,312	1,262
Amortization of debt acquisition costs	7,424	6,334	1,995	2,652	6,907
Amortization of bond premium	(567)	(525)	(201)	(323)	—
Change in value of financial instruments	3,158	1,703	(360)	(3,492)	—
Equity related compensation charges	3,315	—	—	18,400	4,935
Postretirement healthcare benefits	897	(256)	(1,262)	(593)	(527)
Other long term liabilities	80	—	—	—	—
Pension expense	1,695	595	310	820	342
Deferred income taxes	24,965	(616)	9,398	(2,942)	(986)
Changes in working capital, net of acquisitions
Accounts receivable	(9,327)	(1,607)	(7,734)	29,059	(9,297)
Inventories	33,852	35,092	(23,010)	20,483	(25,288)
Accrued trade marketing expense	4,171	(13,178)	3,188	468	(4,815)
Accounts payable	1,553	(32,074)	18,682	24,378	1,279
Accrued liabilities	7,162	(2,386)	(5,606)	(17,220)	(2,720)
Other current assets	1,594	232	2,781	2,411	2,407

Net cash provided by (used in) operating activities	161,563	64,747	(2,488)	31,070	(23,439)

Cash flows from investing activities
Payments for business acquisitions	(189,208)	—	—	—	—
Capital expenditures	(26,202)	(30,931)	(8,073)	(9,826)	(1,511)
Pinnacle merger consideration	—	1,595	(130)	(361,062)	—
Pinnacle merger costs	—	—	—	(7,154)	—
Aurora merger consideration	—	—	—	(663,759)	—
Aurora merger costs	—	—	(2,333)	(16,980)	—
Sale of plant assets	1,753	561	—	—	—
Acquisition of license	—	—	(1,919)	—	—

Net cash used in investing activities	(213,657)	(28,775)	(12,455)	(1,058,781)	(1,511)

Cash flows from financing activities
Change in bank overdrafts	(5,805)	6,404	(16,413)	11,603	(262)
Repayment of capital lease obligations	(155)	(129)	(41)	(4)	—
Equity contributions	40,663	9,992	—	275,088	—
Debt acquisition costs	(3,817)	(51)	(2,822)	(37,766)	—
Proceeds from bond offerings	—	—	—	400,976	—
Proceeds from bank term loans	143,000	—	—	545,000	—
Proceeds from notes payable borrowing	2,410	31,626	30,000	21,500	—
Repayments of notes payable	(2,384)	(31,442)	(30,000)	(21,500)	—
Repayments of Predecessor’s long term obligations	—	—	—	(175,000)	—
Repayments of long term obligations	(110,000)	(54,088)	(1,363)	(1,363)	—

Net cash provided by (used in) financing activities	63,912	(37,688)	(20,639)	1,018,534	(262)

Effect of exchange rate changes on cash	—	—	36	—	42
Net change in cash and cash equivalents	11,818	(1,716)	(35,546)	(9,177)	(25,170)
Cash and cash equivalents - beginning of period	519	2,235	37,781	46,958	72,128

Cash and cash equivalents - end of period	$12,337	$519	$2,235	$37,781	$46,958

Supplemental disclosures of cash flow information:
Interest paid	$75,777	$65,832	$23,547	$28,776	$2,517
Interest received	1,247	570	120	320	143
Income taxes refunded (paid)	(1,034)	305	627	(37)	3,308
Non-cash investing activity:
Capital leases	(12)	(126)	(357)
Aurora merger consideration	—	—	—	(225,120)	—
Aurora merger costs	—	—	—	(4,628)	—
Non-cash financing activity
Aurora merger equity contribution	—	—	—	225,120	—

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings (Deficit)	Carryover of Predecessor basis of net assets	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	Shares	Amount
Predecessor
Balance at July 31, 2003	162,604	$1,626	$164,322	$12,392		$147	$178,487

Stock Compensation			4,935				4,935
Comprehensive income:
Net loss				(3,074)			(3,074)
Foreign currency translation						78	78

Total comprehensive loss							(2,996)

Balance at November 24, 2003	162,604	$1,626	$169,257	$9,318	$—	$225	$180,426

Successor
Balance at November 25, 2003	100	$—	$180,637	$—	$(17,495)	$—	$163,142

Equity contributions:
Cash			95,276				95,276
Noncash			225,120				225,120
Equity related compensation			18,400				18,400
Comprehensive income:
Net loss				(83,913)			(83,913)
Foreign currency translation						(10)	(10)

Total comprehensive loss							(83,923)

Balance at July 31, 2004	100	$—	$519,433	$(83,913)	$(17,495)	$(10)	$418,015

Comprehensive income:
Net loss				(24,706)			(24,706)
Foreign currency translation						58	58

Total comprehensive loss							(24,648)

Balance at December 26, 2004	100	$—	$519,433	$(108,619)	$(17,495)	$48	$393,367

Equity contributions:
Cash			9,992				9,992
Impact of additional purchase accounting adjustments					157		157
Comprehensive income:
Net loss				(43,176)			(43,176)
Foreign currency translation						203	203
Minimum pension liability						(4,019)	(4,019)

Total comprehensive loss							(46,992)

Balance at December 25, 2005	100	$—	$529,425	$(151,795)	$(17,338)	$(3,768)	$356,524

Equity contributions:
Cash			40,663				40,663
Equity related compensation			3,315				3,315
Comprehensive income:
Net earnings				33,924			33,924
Foreign currency translation						(52)	(52)
Minimum pension liability						3,981	3,981

Total comprehensive income							37,853

Balance at December 31, 2006	100	$—	$573,403	$(117,871)	$(17,338)	$161	$438,355

See accompanying Notes to Consolidated Financial Statements.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

1.	Summary of Business Activities

Business Overview

Pinnacle Foods Group Inc. (hereafter referred to as the “Company” or “PFGI”) is a leading producer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in two operating segments: (i) frozen foods and (ii) dry foods. The Company’s frozen foods segment consists primarily of Swanson and Hungry-Man frozen dinners, Van de Kamp’s and Mrs. Paul’s frozen seafood, Aunt Jemima frozen breakfasts, Lender’s bagels and other frozen foods under the Celeste and Chef’s Choice names, as well as food service and private label products. The Company’s dry foods segment consists primarily of Vlasic pickles, peppers and relish products, Duncan Hines baking mixes and frostings, Mrs. Butterworth’s and Log Cabin syrups and pancake mixes, Armour canned meat and Open Pit barbecue sauce, as well as food service and private label products.

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

Fiscal Year. As discussed in Note 1, in December 2004, the Company changed its fiscal year end from July 31 to the last Sunday in December. Fiscal 2006 consisted of 53 weeks.

Cash and Cash Equivalents. The Company considers investments in all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

Inventories. Substantially all inventories are valued at the lower of average cost or market. Cost is determined by the first-in first-out method. The nature of costs included in inventory is: ingredients, containers, packaging, other raw materials, direct manufacturing labor and fully absorbed manufacturing overheads. When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or net realizable value, including any costs to sell or dispose including consideration for obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value.

Plant Assets. Plant assets are stated at historical cost, and depreciation is computed using the straight-line method over the lives of the assets. Buildings and machinery and equipment are depreciated over periods not exceeding 45 years and 15 years, respectively. The weighted average estimated remaining useful lives are approximately 17 years for buildings and 9 years for machinery and equipment. When assets are retired, sold, or otherwise disposed of, their gross carrying value and related accumulated depreciation are removed from the accounts and included in determining gain or loss on such disposals. Costs of assets acquired in a business combination are based on the estimated fair value at the date of acquisition.

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

Trade promotions, consisting primarily of customer pricing allowances and merchandising funds, and consumer coupons are offered through various programs to customers and consumers. Sales are recorded net of estimated trade promotion spending, which is recognized as incurred at the time of sale. Certain retailers require the payment of slotting fees in order to obtain space for the Company’s products on the retailer’s store shelves. The fees are recognized as reductions of revenue at the earlier of the date cash is paid or a liability to the retailer is created. These amounts are included in the determination of net sales. Accruals for expected payouts under these programs are included as accrued trade marketing expense line in the Consolidated Balance Sheet. Coupon redemption costs are also recognized as reductions of net sales when the coupons are issued.

Marketing Expenses. Trade marketing expense is comprised of amounts paid to retailers for programs designed to promote our products. These costs include standard introductory allowances for new products. They also include the cost of in-store product displays, feature pricing in retailers’ advertisements and other temporary price reductions. These programs are offered to our customers both in fixed and variable (rate per case) amounts. The ultimate cost of these programs depends on retailer performance and is the subject of significant management estimates. The Company records as expense the estimated ultimate cost of the program in the period during which the program occurs. In accordance with EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer,” these trade marketing expenses are classified in the Consolidated Statement of Operations as a reduction of net sales. Also, in accordance with EITF No. 01-9, coupon redemption costs are also recognized as reductions of net sales when issued. Marketing expenses recorded as a reduction of net sales of the Successor were $514,683 in fiscal 2006, $500,131 in fiscal 2005, $219,534 in the transition year and $219,452 in the 36 weeks ended July 31, 2004. Marketing expenses of the Predecessor were $48,038 in the 16 weeks ended November 24, 2003.

Advertising. Advertising costs include the cost of working media (advertising on television, radio or in print), the cost of producing advertising, and the cost of coupon insertion and distribution. Working media and coupon insertion and distribution costs are expensed in the period the advertising is run or the coupons are distributed. The cost of producing advertising is expensed as of the first date the advertisement takes place. Advertising included in the Successor’s marketing and selling expenses were $31,990 in fiscal 2006, $41,989 in fiscal 2005, $28,428 in the transition year and $20,620 in the 36 weeks ended July 31, 2004, respectively. Advertising included in the Predecessor’s marketing and selling expenses were $14,590 in the 16 weeks ended November 24, 2003.

Shipping and Handling Costs. In accordance with the EITF No. 00-10 “Accounting for Shipping and Handling Revenues and Costs,” costs related to shipping and handling of products shipped to customers are classified as cost of products sold.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Stock Based Compensation. On December 26, 2005, the start of fiscal 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. (“APB”) No. 25, “Accounting for Stock Issued to Employees.” We adopted SFAS No. 123R using the modified prospective method. Under this method of adoption, prior periods are not restated. For awards granted prior to the adoption of SFAS No. 123R, compensation cost is recognized for the unvested portion of outstanding awards based on the grant-date fair value calculated under SFAS No. 123 for pro forma disclosures.

Grant-date fair value of stock options is estimated using a lattice-binomial option-pricing model. Compensation expense is reduced based on estimated forfeitures with adjustments to actual recorded at the time of vesting. Forfeitures are estimated based on historical experience. We recognize compensation cost for awards over the vesting period. The majority of our stock options have a seven-year vesting.

See Note 5 for more information regarding stock-based compensation, including pro forma information required under SFAS No. 123 for periods prior to Fiscal 2006.

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

Financial Instruments. The Company uses financial instruments, primarily swap contracts, to manage its exposure to movements in interest rates, certain commodity prices and foreign currencies. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivatives. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized monthly in earnings. The cash flows associated with the financial instruments are included in the cash flow from operating activities.

Deferred financing costs. Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is prepaid or retired early, the related unamortized deferred financing costs are written off in the period the debt is retired.

Capitalized Internal Use Software Costs. The Company capitalizes the cost of internal-use software that has a useful life in excess of one year in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally 2 1/2 to 3 years. The Company amortized $1,700 in fiscal 2006, $1,629 in fiscal 2005, $279 in the transition year, $533 in the 36 weeks ended July 31, 2004 and $408 in the 16 weeks ended November 25, 2003. Additionally, as of December 31, 2006 and December 25, 2005, the net book value of capitalized internal use software totaled $5,214 and $2,485, respectively.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Comprehensive Income. Comprehensive income includes net earnings (loss), foreign currency translation adjustments and adjustments to the minimum pension liability that is currently presented as a component of shareholder’s equity. The components of accumulated other comprehensive income (loss) income at year end was as follows:

	December 31, 2006	December 25, 2005
Foreign currency translation adjustment	198	$251
Minimum pension liability	(37)	(4,019)

Total	$161	$(3,768)

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of Statement of Financial Accounting Standards (“SFAS”) Statement No. 109.” This interpretation clarifies SFAS No. 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. The provisions of this interpretation are effective for fiscal years beginning after December 15, 2006 and will be required to be adopted by us in the first quarter of 2007. We are assessing what impact, if any, adoption of this statement will have on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is assessing what impact, if any, adoption of this statement would have on its financial position, results of operations and cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statemenst No. 87, 88, 106 and 132(R)”, (“SFAS No. 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in accumulated other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective for fiscal years ending after December 15, 2007 and measurement elements to be effective for fiscal years ending after December 15, 2008. Had the Company adopted this provision in fiscal 2006, total liabilities are estimated to have increased by $2.0 million and total stockholder’s equity would have decreased by $2.0 million.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is assessing what impact, if any, adoption of this statement would have on its financial position, results of operations and cash flows.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the statement of earnings—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the statement of earnings. We currently use the iron curtain method for quantifying identified financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the start of fiscal 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We have initially applied the provisions of SAB No. 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The adoption of SAB No. 108 did not have an impact on the Company’s financial position, results of operations or cash flows.

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

In connection with the Aurora Merger, certain ownership units of LLC were issued to CDM, which is controlled by certain members of PFGI’s management. Certain of these units provide a profits interest consisting of an interest in distributions to the extent in excess of capital contributed by members of the LLC. The interests vest immediately. The fair value of the interests at the date of grant is $7.4 million and has been included in the Successor’s Consolidated Balance Sheet as an increase in Successor’s additional paid-in-capital and in the Consolidated Statement of Operations for the 36 weeks ended July 31, 2004 as an expense reflecting the charge for the fair value immediately after consummation of the Aurora Merger. Additional units were issued in connection with the Pinnacle Transaction and are discussed in Note 1 under the section entitled “Other Pinnacle Transaction Related Matters.”

After the consummation of the Aurora Merger, JPMP and JWC collectively own approximately 48% of LLC, the holders of Aurora’s senior subordinated notes own approximately 43% of LLC and CDM owns approximately 9% of LLC, in each case subject to dilution by up to 16% in management equity incentives.

Prior to its bankruptcy filing, Aurora entered into an agreement with its prepetition lending group compromising the amount of certain fees (i.e., excess leverage fees) due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. R2 Top Hat, Ltd. then appealed from those orders of the Bankruptcy Court. The appeals are pending. It is too early to predict the outcome of the appeals. The Company assumed a liability of $20.1 million through the Aurora Merger with respect to its total exposure relating to these fees, which is included in Accrued Liabilities on the Consolidated Balance Sheet.

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

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the results of operations would have been had the Aurora Merger occurred on the date indicated above, nor does it purport to project the results of operations for any future period or as of any future date.

Fiscal year ended December 26, 2004
Net sales	$1,193,347
Earnings before interest and taxes	172,574
Net earnings	93,663

Pro forma depreciation and amortization expense included above was $43,499 for the fiscal year ended December 26, 2004.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Included in earnings (loss) before interest and taxes in the pro forma information above are the following material charges (credits):

Pinnacle Historical Financial Statements	Fiscal Year ended December 26, 2004
Flow through of fair value of Pinnacle inventories over manufactured cost as of November 25, 2003	$18,126
Flow through of fair value of Aurora inventories over manufactured cost as of March 19, 2004	13,185
Write off of obsolete inventories	10,743
Aurora acquisitions costs	23,322
Pinnacle acquisition costs	1,540
Omaha restructuring and impairment charge	15,633
Equity related compensation	7,400
Impairment of goodwill	6,143
Impairment of fixed assets and intangible assets	4,278
OPEB curtailment gain related to Omaha plant closing	(651)

Impact on earnings before interest and taxes	$99,719

Aurora Historical Financial Statements	Fiscal Year ended December 26, 2004
Write off of obsolete inventory	$725
Administrative restructuring and retention costs	548
Financial restructuring and divestiture costs	5,023
Reorganization (primarily consists of debt forgiveness)	(187,971)
Miscellaneous non-cash charges	207

Impact on earnings before interest and taxes	$(181,468)

Acquisition of Food Products Business of The Dial Corporation

On March 1, 2006, the Company acquired certain assets and assumed certain liabilities of the food products business (the “Armour Business”) of The Dial Corporation for an initial purchase price of $183 million in cash. The assets acquired include inventory, a production facility, machinery and equipment, contract rights and certain intangible assets including trademarks and licenses. The liabilities assumed include a post-retirement medical benefit for certain employees, vacation pay liabilities and severance liabilities. According to the purchase agreement, the purchase price was to be increased dollar for dollar after the closing date if the value of inventory included with the Armour Business at closing exceeds a specified target or decreased dollar for dollar if the value of the inventory at closing is less than such target. Based upon the final value of the inventory, the Company paid to The Dial Corporation $2,271 in December 2006, which was recorded as additional purchase consideration.

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The acquisition of the Armour Business was accounted for under the purchase method of accounting. Accordingly, the results of the Armour Business are included in the consolidated financial statements from the acquisition date. The Armour Business results of operations and assets are included in the dry foods segment.

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

The Company funded the remaining portion of the purchase price through equity contributions from the shareholders of LLC.

The cost of the Armour Business consists of:

Purchase price	$185,271
Acquisition costs	3,937

Total cost of acquisition	$189,208

The purchase price allocation discussed below is final. Portions of the purchase price, including intangible assets, have been identified and valued by independent appraisers utilizing proven valuation procedures and techniques. The other current asset is the value the Company has ascribed to the services performed by Dial under a transition services agreement that expired June 28, 2006. The value was based upon the estimated cost of providing such services and was expensed over the 120 days of the agreement (through June 28, 2006). The following table summarizes the final allocation of the total cost of the Armour acquisition to the assets acquired and liabilities assumed:

Assets acquired:
Plant assets	$47,376
Inventories	41,531
Other current asset	2,000
Tradenames	39,000
Recipes and formulas	5,000
Private label customer relationships	20,000
Goodwill	43,767

Fair value of assets acquired	198,674
Liabilities assumed
Other accrued liabilities	2,210
Postretirement benefit liability	7,256

Total cost of acquisition	$189,208

The value assigned to total intangible assets amounted to $107,767. Of the total intangible assets, $5,000 is assigned to recipes and formulas, which are being amortized over 5 years and $20,000 is assigned to private label customer relationships, which are being amortized over seven years. In addition, $39,000 is assigned to tradenames that are not subject to amortization. Goodwill, which is not subject to amortization, amounted to $43,767. All of the intangible assets acquired in the transaction are recorded within the dry foods segment and will result in approximately $103 million of tax deductible goodwill and intangible assets.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

In accordance with the requirements of purchase method accounting for acquisitions, inventories as of March 1, 2006 were valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) which in the case of finished products was $4,580 higher than Dial’s historical manufacturing cost and in the case of work-in-progress was $180 higher than Dial’s historical manufacturing cost. The Company’s cost of products sold for fiscal 2006 includes a pre-tax charge of $4,760 related to the flow through of the increase in fair value.

Pro forma Information

The following schedule includes statements of operations data for the unaudited pro forma results for fiscal 2006 and fiscal 2005 as if the Armour Business had been acquired as of December 27, 2004. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the additional borrowing discussed above, purchase accounting adjustments resulting in changes to depreciation expense and related adjustments to the provision for income tax.

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the results of operations would have been had the Armour Business been acquired on the date indicated above, nor does it purport to project the results of operations for any future period or as of any future date.

	Year ended
	December 31, 2006	December 25, 2005
Net sales	$1,472,050	$1,480,654
Earnings before interest and taxes	$148,000	$52,805
Net earnings (loss)	$34,380	$(29,681)

Pro forma depreciation and amortization expense included above was $43,718 and $47,929 for fiscal 2006 and fiscal 2005, respectively.

Included in earnings (loss) before interest and taxes in the pro forma information above for fiscal 2006 are the following material charges:

Fiscal 2006
Flow through of fair value of the Armour Business inventories over manufactured cost as of March 1, 2006	$4,760
Stock based compensation expense	1,415

Impact on earnings (loss) before interest and taxes	$6,175

There were no material non-recurring charges included in the pro forma information for the nine months ended September 25, 2005.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

4.	Restructuring and Impairment Charges

Successor

Frozen Food Segment

Erie, Pennsylvania Production Facility

On April 29, 2005, the Company’s board of directors approved a plan to permanently close its Erie, Pennsylvania production facility, as part of the Company’s plan of consolidating and streamlining production activities after the Aurora merger. Production from the Erie plant, which manufactured Mrs. Paul’s and Van de Kamp’s frozen seafood products and Aunt Jemima frozen breakfast products, has been relocated primarily to the Company’s Jackson, Tennessee production facility. Activities related to the closure of the plant were completed in 2006 and resulted in the elimination of approximately 290 positions. Employee termination activities commenced in July 2005 and were substantially completed by the end of the first quarter of 2006. In accordance with Statement of Financial Accounting Standards (“SFAS) No. 112, “Employers Accounting for Postemployment Benefits”, the Company has accrued severance costs related to the employees to be terminated. In addition, the following table contains detailed information about the charges incurred related to the Erie restructuring plan, recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

			Incurred
Description	Estimated Total Charges	Change in Estimated Charges	Through December 25, 2005	Fiscal 2006	Estimated Remaining Charges
Employee severance	$590	$363	$909	$44	$—
Other costs	3,650	2,398	4,978	1,070	—
Asset impairment	—	280	—	280	—

Total	$4,240	$3,041	$5,887	$1,394	$—

The charges incurred have been included in the Other expense (income), net line in the Consolidated Statement of Operations. All such charges are reported under the frozen foods business segment.

The Company has transferred equipment with a net book value of approximately $3 million to other production locations, primarily in Jackson, Tennessee. The remaining property, plant and equipment have been evaluated as to recoverability. Based on an estimate of future cash flows over the remaining useful life of the assets, depreciation expense has been accelerated on the remaining asset value and resulted in additional depreciation expense of $4,788 during fiscal 2005 and $523 during the first quarter of 2006. No further deprecation expense on these assets will be recorded. During the third quarter of 2006 and based upon current offers, the Company lowered the carrying value of the plant and equipment and recorded an impairment charge totaling $280. In the fourth quarter of 2006, the plant and any remaining equipment was sold for its carrying value and no additional gain or loss was recorded.

Employees terminated as a result of this closure are eligible to receive severance pay and other benefits totaling $953, all of which has been paid as of December 31, 2006. Other closing costs of approximately $6,048 relate to facility operating costs during the shutdown period and other shutdown costs and expenses associated with dismantling, transferring and reassembling certain equipment to Jackson, Tennessee. As of December 31, 2006, all of these costs have been spent.

Also, the Company had made capital expenditures in connection with this plant consolidation project, which have totaled approximately $9.5 million.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Mattoon, Illinois Production Facility

On April 21, 2005, the Company made and announced its decision effective May 9, 2005 to shutdown a bagel production line at its Mattoon, Illinois facility, which produces the Company’s Lender’s® bagels. In connection with the shutdown of the production line, the Company has terminated 28 full-time and 7 part-time employees. A portion of the assets that were used in the bagel line will be utilized in other production areas within the Company. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, the Company incurred a non-cash charge of $862 related to the asset impairment of the bagel line, which has been recorded as a component of Other expense (income), net in the Consolidated Statement of Operations for fiscal 2005. This charge is reported under the frozen foods business segment. The Company expects that any costs associated with the removal of the assets would be offset from the proceeds received from the sale of those assets.

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

				Incurred
Description	Original Estimated Charges	Change in Estimated Charges	Transfers	Through December 25, 2005	Fiscal 2006	Estimated Remaining Charges Per Quarter
Asset impairment charges	$7,400	$5,149		$10,049	$2,500	$—
Employee severance	2,506	—	59	2,565	—	—
Other costs	4,984	(390)	(59)	4,283	192	60

Total	$14,890	$4,759	$—	$16,897	$2,692	$60

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

Employees terminated as a result of this closure were eligible to receive severance pay and benefits totaling $2,565, all of which has been disbursed. Other closing costs of approximately $4,535 relate to other shutdown costs. As of December 31, 2006, $4,251 has been disbursed and $224 has been incurred and accrued.

The Company will continue to incur certain costs until the plant is sold, which we expect to occur during fiscal 2007. We expect these costs to approximate $60 per quarter and the costs will be recorded in expense as incurred in the Company’s Statements of Operations.

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

In the fourth quarter of 2006, the Company reassessed the long-term growth rate of sales of the products under the Aunt Jemima brand. Due to increased competition, management reduced the expected future growth rates and as a result, recorded an impairment of the tradename asset in the amount of $2,700. The charge is recorded in the Other expense (income), net line item on the Consolidated Statements of Operations and is reported in the frozen foods segment.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The following table summarizes impairment and restructuring charges. It also includes severance liabilities assumed or established in purchase accounting. These amounts are recorded in accrued liabilities on the Consolidated Balance Sheet.

Description	Balance at August 1, 2003	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at November 24, 2003
Other asset impairment charges	$—	$1,262	$—	$(1,262)	$—	$—
Employee severance	—	—	—	—	—	—
Other costs	—	—	—	—	—	—

Total	$—	$1,262	$—	$(1,262)	$—	$—

Description	Balance at November 25, 2003	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at July 31, 2004
Goodwill impairment charges	$—	$1,835	$—	$(1,835)	$—	$—
Other asset impairment charges	—	11,666	—	(11,666)	—	—
Employee severance	—	2,506	11,406	—	(6,085)	7,827
Other costs	—	1,851	—	—	(1,546)	305

Total	$—	$17,858	$11,406	$(13,501)	$(7,631)	$8,132

Description	Balance at August 1, 2004	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at December 26, 2004
Goodwill impairment charges	$—	$4,308	$—	$(4,308)	$—	$—
Other asset impairment charges	—	2,661	—	(2,661)	—	—
Employee severance	7,827	—	—	—	(4,132)	3,695
Other costs	305	1,227	—	—	(1,227)	305

Total	$8,132	$8,196	$—	$(6,969)	$(5,359)	$4,000

Description	Balance at December 27, 2004	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at December 25, 2005
Goodwill impairment charges	$—	$54,757	$—	$(54,757)	$—	$—
Other asset impairment charges	—	20,124	—	(20,124)	—	—
Employee severance	3,695	972	—	(444)	(3,541)	682
Other costs	305	6,182	—	—	(6,213)	274

Total	$4,000	$82,035	$—	$(75,325)	$(9,754)	$956

Description	Balance at December 26, 2005	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at December 31, 2006
Other asset impairment charges	$—	$5,480	$—	$(5,480)	$—	$—
Employee severance	682	—	800	(149)	(721)	612
Other costs	274	1,307	—	(50)	(1,306)	225

Total	$956	$6,787	$800	$(5,679)	$(2,027)	$837

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

5.	Stock-Based Compensation Expense

On December 26, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense related to employee stock options for fiscal 2006 as a result of adopting SFAS No. 123(R) was $1,900 ($1,892 net of tax). In addition, the Company recorded $1,415 (with no related tax impact) for stock-based compensation expense in fiscal 2006 for certain ownership units of LLC that were issued to CDM in the first quarter of 2006, which is controlled by certain members of PFGI’s management (see discussion below). There was no stock-based compensation expense recognized during fiscal 2005.

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense using the straight-line method over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, other than as related to certain ownership units of LLC that were issued to CDM.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for fiscal 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 25, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to December 25, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The Company continues to use the lattice-binomial option-pricing model (“lattice-binomial model”) as its method of valuation for stock-based awards, which was previously used for the Company’s pro forma information required under SFAS No. 123. Since the Company’s stock is not publicly traded, the determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is based upon estimates of enterprise value as well as assumptions regarding a number of highly complex and subjective variables. The estimated enterprise value is based upon forecasted cash flows for five years plus a terminal year and an assumed discount rate. The other variables used to determine fair value of stock-based payment awards include, but are not limited to, the expected stock price volatility of a group of industry comparable companies over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) and SAB No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The fair value of each option grant was estimated on the date of the grant using the lattice-binomial model with the following weighted average assumptions used for grants during fiscal 2006.

Fiscal 2006
Risk-free interest rate	4.863%
Expected life of option	5-9 years
Expected volatility of Pinnacle stock	25.0%
Expected dividend yield on Pinnacle stock	0%

Volatility was based on a 208 week average volatility of a group of publicly traded food companies. The Company estimates that the annual forfeiture rates range from 4-10%, depending on the class of employees receiving the stock option grant.

2004 Stock Option Plan

Crunch Holding Corp. (“CHC”), which owns all of the common stock in the Company has adopted a stock option plan (the “2004 Plan”) providing for the issuance of up to 29.6 million shares of CHC’s common stock. Pursuant to the option plan, certain officers, employees, managers, directors and other persons are eligible to receive grants of incentive and nonqualified stock options, as permitted by applicable law. Except as otherwise provided by the plan administrator, two-ninths (2/9) of the shares of common stock subject to each option shall time vest annually in each of the first three years from the effective date of the option grant. The remaining one-third (1/3) of the shares of common stock subject to each option shall vest on the seventh anniversary of the effective date of the option grant unless otherwise determined by the plan administrator. Options under the plan have a termination date of 10 years from the date of issuance.

The following table summarizes the stock option transactions under the 2004 Plan:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value (000’s)
Outstanding - December 26, 2004	16,954,666	$1.00
Granted	5,906,500	$1.00
Exercised	(8,888)	1.00
Forteitures	(2,194,336)	1.00

Outstanding - December 25, 2005	20,657,942	$1.00

Granted	10,602,111	$1.00
Exercised	(163,315)	1.00
Forteitures	(3,768,075)	1.00

Outstanding - December 31, 2006	27,328,663	$1.00	8.24	$—

Exercisable - December 31, 2006	9,628,925	$1.00	7.70	$—

As discussed in Note 19, on February 10, 2007, The Blackstone Group (“Blackstone”), through an affiliate, agreed to acquire 100% of the common stock of Crunch Holding Corp., the Company’s sole shareholder. Under the terms of the agreement, all outstanding options at the time of the closing, which we expect to occur during the second quarter of fiscal 2007, will immediately vest.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

As of December 31, 2006, there was $4.5 million of total unrecognized compensation cost related to nonvested options. Estimated expense for the next five years is as follows: 2007 - $1,286, 2008 - $1,082, 2009 - $748, 2010 - $619, 2011 - $390 and thereafter - $335. The intrinsic value of options exercised during fiscal 2006 was $0.

The weighted-average fair value of options granted during fiscal 2006 was:

Fiscal 2006
Weighted average fair value of each option granted	$0.37
Number of options granted	10,602

Total fair value of all options granted	$3,923

2004 Employee Stock Purchase Plan

CHC has adopted an employee stock purchase plan providing for the issuance of up to 15 million shares of CHC’s common stock. Pursuant to the plan, certain officers, employees, managers, directors and other persons are eligible to purchase shares at the fair market value of such shares on the date of determination. During fiscal 2006 and 2005, employees purchased 500,000 and 9,982,971 shares, respectively, of CHC’s common stock at $1.00 per share. No other shares have been purchased.

Expense Information under SFAS No. 123(R)

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) for fiscal 2006 which was allocated as follows:

Fiscal 2006
Cost of products sold	$163
Marketing and selling expenses	455
Administrative expenses	1,226
Research and development expenses	56

Pre-Tax Stock-Based Compensation Expense	1,900
Income Tax Benefit	(8)

Net Stock-Based Compensation Expense	$1,892

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006

SFAS No. 123(R) requires disclosure of pro forma information for periods prior to its adoption. The pro forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Successor			Predecessor
	Fiscal Year Ended December 25, 2005	21 weeks Ended December 26, 2004	36 weeks Ended July 31, 2004	16 weeks Ended November 24, 2003
Net loss, as reported	$(43,176)	$(24,706)	$(83,913)	$(3,074)
Add: Stock-based compensation expense included in reported net loss, net of tax	—	—	18,400	3,158
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	(1,147)	(504)	(19,031)	(734)

Pro forma net loss	$(44,323)	$(25,210)	$(84,544)	$(650)

6.	Other Expense (Income), net

	Successor				Predecessor
	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003
Other expense (income), net consists of:
Restructuring and intangible asset impairment charges	$6,787	$27,278	$3,888	$16,023	$1,262
Amortization of intangibles/other assets	7,415	4,814	1,905	1,549	79
Merger related costs	—	(101)	—	20,620	6,661
Royalty income and other	(16)	(155)	(113)	(96)	(46)

Total other expense (income), net	$14,186	$31,836	$5,680	$38,096	$7,956

Restructuring and intangible asset impairment charges. As described in Note 4, the Company incurred costs in connection with impairments to certain tradenames, the shutdown of the Erie, Pennsylvania and Omaha, Nebraska facilities, the shutdown of the bagel production line in Mattoon, Illinois, and the discontinuation of the Chef’s Choice branded products, and other asset impairment charges.

Merger related costs. The Successor and/or the Predecessor incurred the following costs in connection with the Merger discussed in Note 1:

Successor

Equity related compensation. In connection with the formation of LLC and the Pinnacle Transaction, certain ownership units of LLC were issued to CDM, which is controlled by certain members of PFGI’s management. Certain of these units provide a profits interest consisting of an interest in distributions to the extent in excess of capital contributed by members of the LLC. Additional units were issued in connection with the Aurora Merger. The interests vest immediately. The estimated fair value of the interests issued in the Pinnacle and Aurora Mergers at the dates of their respective grants were $11,000 and $7,400, respectively, and each has been included in the Consolidated Balance Sheet as an increase in the Successor’s paid-in-capital and in the Consolidated Statement of Operations as an expense reflecting the charge for the fair value immediately after consummation of such transactions.

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

	December 31, 2006	December 25, 2005
Customers	$87,796	$79,263
Allowances for cash discounts, bad debts and returns	(4,006)	(5,772)

	83,790	73,491
Other	1,793	2,764

Total	$85,583	$76,255

Following are the changes in the allowance for cash discounts, bad debts, and returns:

	Beginning Balance	Additions	Acquisitions	Deductions	Ending Balance
Successor
Fiscal year ended December 31, 2006	$5,772	$38,520	$—	$(40,286)	$4,006
Fiscal year ended December 25, 2005	6,320	34,188		(34,736)	5,772
21 weeks ended December 26, 2004	7,792	13,743		(15,215)	6,320
36 weeks ended July 31, 2004	2,200	16,802	3,883	(15,093)	7,792

Predecessor
16 weeks ended November 24, 2003	$1,765	$4,755		$(4,320)	$2,200

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Inventories. Inventories are as follows:

	December 31, 2006	December 25, 2005
Raw materials, containers and supplies	$34,829	$38,050
Finished product	146,206	139,761

	181,035	177,811
Reserves	(2,735)	(7,190)

Total	$178,300	$170,621

Reserves represent amounts necessary to adjust the carrying value of its inventory to the lower of cost or net realizable value, including any costs to sell or dispose.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

Following are the changes in the inventory reserve:

	Beginning Balance	Additions	Acquisitions	Deductions	Ending Balance
Successor
Fiscal year ended December 31, 2006	$7,190	$3,778		$(8,233)	$2,735
Fiscal year ended December 25, 2005	16,624	2,853		(12,287)	7,190
21 weeks ended December 26, 2004	12,424	7,766		(3,566)	16,624
36 weeks ended July 31, 2004	1,400	7,217	4,406	(599)	12,424

Predecessor
16 weeks ended November 24, 2003	$1,109	$516		$(225)	$1,400

Plant Assets. Plant assets are as follows:

	December 31, 2006	December 25, 2005
Land	$12,963	$12,533
Buildings	81,973	65,408
Machinery and equipment	243,420	198,358
Projects in progress	11,081	11,670

	349,437	287,969
Accumulated depreciation	(96,050)	(68,868)

Total	$253,387	$219,101

Depreciation of the Predecessor was $6,058 during the 16 weeks ended November 24, 2003. Depreciation of the Successor was $34,772 during fiscal 2006, $34,274 during fiscal 2005, $15,163 during the 21 weeks ended December 26, 2004, and $23,020 during the 36 weeks ended July 31, 2004.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Accounts Payable. Accounts payable are as follows:

	December 31, 2006	December 25, 2005
Trade payables	$56,635	$55,053
Book overdrafts	908	6,712

Total	$57,543	$61,765

Book overdrafts represent outstanding checks in excess of funds on deposit.

Accrued Liabilities. Accrued liabilities are as follows:

	December 31, 2006	December 25, 2005
Employee compensation and benefits	$31,501	$20,862
Excess leverage fee (see Note 13)	20,110	20,110
Consumer coupons	4,186	5,028
Interest payable	11,968	11,248
Accrued restructuring charges	837	956
Accrued pension, current portion	650	—
Other	11,996	13,255

Total	$81,248	$71,459

8.	Goodwill, Tradenames and Other Assets

Goodwill by reporting unit is as follows:

	Frozen Foods	Dry Foods	Total
Balance, December 26, 2004	$122,858	$294,005	$416,863
Impairments	(54,757)	—	(54,757)
Purchase price adjustment	—	(1,545)	(1,545)
Settlement of pre-acquisition liabilities	(371)	(660)	(1,031)
Other adjustments	(17)	—	(17)

Balance, December 25, 2005	$67,713	$291,800	$359,513

Armour Acquisition		43,767	43,767
Settlement of pre-acquisition liabilities	(46)	(1,073)	(1,119)

Balance, December 31, 2006	$67,667	$334,494	$402,161

The acquisition of the Armour business in fiscal 2006 resulted in $43,767 of goodwill which was all allocated to the dry foods segment and is not subject to amortization. Certain liabilities which were accrued for as part of the Pinnacle Transaction and the Aurora Merger were settled at less than their accrued amounts. These settlements resulted in adjustments totaling $1,119 which reduced goodwill

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

During the first quarter of 2005, the working capital adjustment for the Pinnacle Transaction was finalized. In the initial consideration paid to the Predecessor’s shareholders, $10 million was deposited into an escrow account pending finalization of the working capital adjustment. Upon the settlement of the adjustment, which was $8.4 million, the remaining cash was returned to the Company and resulted in a net reduction to goodwill of $1,545, which was recorded in the dry foods segment.

During the second quarter of 2005, the Company settled a state tax liability related to the period of ownership prior to the Pinnacle Transaction. The amount of the settlement was for less than the liability accrued at the time of the change in ownership. The settlement of the liability resulted in a decrease to goodwill of $206 and was recorded in the dry foods segment. Furthermore, certain liabilities, which were accrued as part of the acquisition of Aurora, were settled at less than their accrued amounts. Consequently, an adjustment was made in the amount of $825 to reduce goodwill and the related accrued liability, of which $371 was recorded in the frozen foods segment and $454 was recorded in the dry foods segment.

Goodwill Impairments

In 2005, the Company experienced difficulties and delays in transferring the frozen seafood production from the Erie, Pennsylvania facility to the Jackson, Tennessee facility. Due to the delays caused by the difficulties encountered, the Company recognized reduced sales and projected the decline to continue. As a result, the Company concluded that the intangible assets related to the frozen seafood reporting unit had been impaired. These assets included goodwill ($44,860) and tradenames ($18,144). The Company included these charges, which are recorded in the frozen foods segment, in the Consolidated Statement of Operations for fiscal 2005. The tradename impairment is recorded as part of the Other expense (income), net line item.

Additionally, in 2005, the Company experienced higher than expected costs, including trade marketing spending and material costs, in the frozen pizza reporting unit, from which the Company is not expecting relief in the near-term. Due to the higher costs, the Company concluded that the all the goodwill related to the frozen pizza reporting unit had been impaired and recorded a charge in the amount of $9,897 on the Consolidated Statement of Operations for fiscal 2005. This charge is reported in the frozen foods segment of the business.

Tradenames

Tradenames by reporting unit is as follows:

	Frozen Foods	Dry Foods	Total
Balance, December 26, 2004	$250,804	$529,740	$780,544
Impairments	(19,262)	—	(19,262)

Balance, December 25, 2005	$231,542	$529,740	$761,282

Armour acquisition	—	39,000	39,000
Impairment	(2,700)	—	(2,700)

Balance, December 31, 2006	$228,842	$568,740	$797,582

In fiscal 2006, the allocation of the Armour Business purchase price resulted in indefinite lived tradename intangible assets of $39,000, all of which is recorded in the dry foods segment.

In the fourth quarter of 2006, the Company reassessed the long-term growth rate of sales of the products under the Aunt Jemima brand. Due to increased competition, management reduced the expected future growth rates and as a result, recorded an impairment of the tradename asset in the amount of $2,700. The charge is recorded in the Other expense (income), net line item on the Consolidated Statements of Operations and is reported in the frozen foods segment.

In fiscal 2005, the Company forecasted significantly lower sales for fiscal 2006 and thereafter in the frozen seafood reporting unit as a result in delays in moving production from the Erie, Pennsylvania to the Jackson, Tennessee plant. As a result of the decline, the Company has recognized an impairment in the tradename for the Mrs. Paul’s ($10,437) and Van de Kamp’s ($7,707) brands. The charge is recorded in the Other expense (income), net line item on the Consolidated Statements of Operations and is reported in the frozen foods segment.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

In the fourth quarter of 2005, the Company reassessed the long-term growth rate of sales of the products under the Lender’s brand. Management concluded that the growth rates were less than anticipated in the prior year and that a further impairment of the Tradename asset had occurred. As a result of the decline, the Company recognized an impairment in the Lender’s tradename in the amount of $1,118. The charge is recorded in the Other expense (income), net line item on the Consolidated Statements of Operations and is reported in the frozen foods segment.

Other Assets

	December 31, 2006	December 25, 2005
Amortizable intangibles, net of accumulated amortization of $15,683 and $8,268, respectively	$30,348	$12,763
Deferred financing costs, net of accumulated amortization of $18,405 and $10,981, respectively	26,049	29,657
Interest rate swap fair value (Note 12)	—	2,422

Total	$56,397	$44,842

The change in the book value of the amortizable intangible assets, net is as follows:

	December 26, 2004	Amortization	December 25, 2005	Acquisition	Amortization	December 31, 2006
Dry foods	$7,852	$(2,519)	$5,333	$25,000	$(5,120)	$25,213
Frozen foods	9,725	(2,295)	7,430	—	(2,295)	5,135

Total	$17,577	$(4,814)	$12,763	$25,000	$(7,415)	$30,348

In fiscal 2006, the allocation of the Armour Business purchase price result in $25,000 of amortizable intangible assets; $20,000 was allocated to private label customer relationships with a life of seven years and $5,000 was allocated to recipes with a life of five years. In addition, the remaining amortizable intangible assets relate primarily to recipes acquired in the Aurora Merger, which have been assigned a five year estimated useful life for amortization purposes.

Estimated amortization expense for each of the next five years and thereafter is as follows: 2007 - $7,642, 2008 - $7,642, 2009 - $4,727, 2010 - $3,880, 2011 - $3,049 and thereafter - $3,408.

Deferred financing costs relate to the Successor’s senior secured credit facilities and senior subordinated notes. Amortization was $7,424, $6,334, $1,995 and $2,652 for fiscal 2006, 2005, the 21 weeks ended December 26, 2004 and the 36 weeks ended July 31, 2004, respectively.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

9.	Debt and Interest Expense

	December 31, 2006	December 25, 2005
Long-term debt
- Senior secured credit facility - term loan	$521,187	$488,187
- 8 1/4% Senior subordinated notes	394,000	394,000
- Plus: unamortized premium on senior subordinated notes	5,360	5,927
- Capital lease obligations	206	350

Total debt	920,753	888,464
Less: current portion of long-term obligations	123	153

Total long-term debt	$920,630	$888,311

Interest expense	Successor				Predecessor
	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003
Third party interest expense	$85,035	$75,498	$26,377	$32,885	$9,425
Related party interest expense	693	295	148	362	—
Interest rate swap (gains) / losses	887	(4,689)	(265)	(7,007)	(115)

	$86,615	$71,104	$26,260	$26,240	$9,310

In November 2003, the Company entered into a $675.0 million Credit Agreement (“senior secured credit facilities”) with JPMorgan Chase Bank (a related party of JPMP as defined in Note 14) and other financial institutions as lenders, which provides for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger on March 19, 2004. Concurrently with the acquisition of the Armour Business but effective as of February 14, 2006, the Company entered into an Amendment No. 4 and Agreement to the existing senior secured credit facilities (“Amendment No. 4”). Among other things, Amendment No. 4 approved the Armour acquisition and provided for the making of $143.0 million of additional tack-on term loans to fund a portion of the acquisition. The term loan matures November 25, 2010. The senior secured credit facilities also provide for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger on March 19, 2004. The revolving credit facility expires November 25, 2009. There were no borrowings outstanding under the revolver as of December 31, 2006 and December 25, 2005.

As of December 31, 2006, $2,748 of our term loan was owed to affiliates of JPMorgan Chase Bank. There was no related party debt as of December 25, 2005.

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

A commitment fee of 0.50% per annum applies to the unused portion of the revolving loan facility. For fiscal 2006, the weighted average interest rate on the term loan was 7.61%. As of December 31, 2006, the Eurodollar interest rate on the term loan facility was 7.37%, and the commitment fee on the revolving credit facility was 0.50%. There were no borrowings under the revolving credit facility throughout fiscal 2006. For fiscal 2005, the weighted average interest rate on the term loan was 6.50% and on the revolving credit facility was 6.30%. As of December 25, 2005, the Eurodollar interest rate on the term loan facility was 7.30% and the commitment fee on the undrawn revolving credit facility was 0.50%.

During fiscal 2006, we prepaid $110 million of the term loan facility. Due to the prepayments, the next scheduled installment payable will be in March 2010. The revolving credit facility terminates on November 25, 2009. The aggregate maturities of the term loan outstanding as of December 31, 2006 are $521,187 in 2010.

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

We pay a commission on the face amount of all outstanding letters of credit drawn under the senior secured credit facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. We also pay a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities cannot exceed $40,000. As of December 31, 2006 and December 25, 2005, we had utilized $9,222 and $11,514, respectively, of the revolving credit facility for letters of credit. Of the $130,000 revolving credit facility available, as of December 31, 2006 and December 25, 2005, we had an unused balance of $120,778 and $118,486, respectively, available for future borrowings and letters of credit, of which a maximum of $30,778 and $28,486, respectively, may be used for letters of credit.

In November 2003 and February 2004, the Company issued $200.0 million and $194.0 million, respectively, 8 1/4% senior subordinated notes. The February 2004 notes resulted in gross proceeds of $201.0 million, including premium. The terms of the February 2004 notes are the same as the November 2003 notes and are issued under the same indenture. The notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries. See Note 17 for Guarantor and Nonguarantor Financial Statements.

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

The notes include a provision that the Company will file with the SEC on or prior to August 21, 2004 a registration statement relating to an offer to exchange the notes for an issue of SEC-registered notes with terms identical to the notes and use its reasonable best effort to cause such registration statement to become effective on or prior to October 20, 2004. Since the exchange offer was not completed before November 19, 2004, the annual interest rate borne by the notes increased by 1.0% per annum until the exchange offer was completed, which occurred on February 1, 2005. As of that date, the Company was no longer paying the additional interest.

Our senior secured credit facilities and the notes contain a number of covenants that, among other things, limit, subject to certain exceptions, our ability to incur additional liens and indebtedness, make capital expenditures, engage in certain transactions with affiliates, repay other indebtedness (including the notes), make certain distributions, make acquisitions and investments, loans or advances, engage in mergers or consolidations, liquidations and dissolutions and joint ventures, sell assets, make dividends, amend certain material agreements governing our indebtedness, enter into guarantees and other contingent obligations and other matters customarily restricted in similar agreements. In addition to scheduled periodic repayments, we are also required to make mandatory repayments of the loans under the senior secured credit facilities with a portion of our excess cash flow, as defined. Due to voluntary prepayments of the term loan made by the Company in fiscal 2006, the Company was not required to make any mandatory repayments for 2006. In addition, our senior secured credit facilities contain, among others, the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditure limitation. See the discussion below regarding the amendments to the senior credit agreement where these covenants have been adjusted.

Amendments to Senior Secured Credit Facilities

On September 14, 2004, the Company was first in default under its senior secured credit facilities. On November 19, 2004 the Company received required lender approval to permanently waive the defaults mentioned above and amend the financial covenants for future reporting periods. The terms of the permanent amendment and waiver included among other items, a 50 basis point increase to the applicable margin (described above), the addition of a new senior covenant leverage ratio through December 2005, amendment of the interest expense coverage ratio through December 2005, suspension of the maximum total leverage ratio until March 2006, and certain limitations, restrictions and additional reporting requirements during the amendment period which ended on the second business day following the date on which the Company delivered to the Administrative Agent financial statements for the fiscal quarter ending March 2006, which occurred on May 10, 2006.

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

On June 2, 2006, the Company entered into Amendment No. 5, which amended the senior credit facilities in the following manner: (a) to reduce the applicable margin with respect to any term loan to (i) 1.00% per annum, in the case of a base rate loan or (ii) 2.00% per annum, in the case of a Eurodollar loan, (b) to require the payment of certain fees in connection with repricings of the term loans on or prior to June 2, 2007 and (c) to permit additional indebtedness in an aggregate principal amount of up to $15 million arising from letters of credit issued other than pursuant to the Credit Agreement.

Other Current Notes Payable

In addition to the debt instruments discussed above, the Company entered into a short term notes payable agreement during the second quarter of 2006 for the financing of the Company’s annual insurance premiums. As of December 31, 2006, the balance of the notes payable totaled $210. The note requires monthly payments through February 2007 and has an imputed interest rate of 6.25%.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

10.	Pension Plans and Retirement Benefits

As of December 31, 2006, the Company maintains a noncontributory defined benefit pension plan that covers substantially all eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Company’s pension plan is funded in conformity with the funding requirements of applicable government regulations. For fiscal 2006, fiscal 2005, the 21 weeks ended December 26, 2004 and fiscal 2004, the Company was not required to make contributions to its pension plan.

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs and a federal subsidy to sponsors of certain retiree medical plans. The Company expects that this legislation may eventually reduce the costs for some of these programs. However, due to the relative small number of participants, the impact of this legislation did not have a material impact on the consolidated financial statements.

The Company uses a measurement date for the pension and postretirement benefits plan that coincides with its year end.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$66,454	$59,170	$1,237	$1,204
Acquisitions	—	—	7,256	—
Service cost	2,178	1,488	837	12
Interest cost	3,596	3,314	398	65
Actuarial (gain) loss	(3,445)	6,293	(793)	(3)
Gross benefits paid	(3,707)	(3,811)	(7)	(41)

Net benefit obligation at end of the period	65,076	66,454	8,928	1,237

Change in Plan Assets
Fair value of plan assets at beginning of the period	53,208	54,125	—	—
Employer contributions	—	—	7	41
Actual return on plan assets	5,752	2,894	—	—
Gross benefits paid	(3,707)	(3,811)	(7)	(41)

Fair value of plan assets at end of the period	55,253	53,208	—	—

Funded status at end of the year	(9,823)	(13,246)	(8,928)	(1,237)
Unrecognized net actuarial loss (gain)	3,892	9,010	(558)	235
Unamortized prior service credit	—	—	(1,304)	(1,642)
Amount included in accumulated other comprehensive income (loss)	(38)	(4,019)	—	—

Net amount recognized at end of the period	$(5,969)	$(8,255)	$(10,790)	$(2,644)

Amounts recognized in the Consolidated Balance Sheet
Accrued pension and other postretirement benefits	$(5,319)	$(8,255)	$(10,790)	$(2,644)
Accrued pension benefits (part of Accrued Liabilities)	(650)	—	—	—

Net amount recognized at end of the period	$(5,969)	$(8,255)	$(10,790)	$(2,644)

Weighted average assumptions
Discount rate	6.00%	5.50%	6.00%	5.50%
Expected return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	3.50%	3.75%	—	—

Projected benefit obligation	$65,076	$66,454	NA	NA
Accumulated benefit obligation	61,222	61,463	NA	NA
Fair value of plan assets	55,253	53,208	—	—
Additional information
(Decrease) increase in minimum liability included in other comprehensive income (loss)	$(3,981)	$4,019	$—	$—

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The following represents the components of net periodic benefit costs and the sensitivity of retiree welfare results:

Pension Benefits

	Successor				Predecessor
	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003
Service cost	$2,178	$1,488	$644	$1,392	$571
Interest cost	3,596	3,314	1,351	2,144	990
Expected return on assets	(4,201)	(4,207)	(1,685)	(2,716)	(1,219)
Recognized net acturial loss	122

Net periodic benefit cost	$1,695	$595	$310	$820	$342

Weighted average assumptions:
Discount rate	5.50%	5.75%	5.75%	6.00%	6.50%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	3.63%	3.75%	3.75%	3.75%	3.75%

Other postretirement benefits

	Successor				Predecessor
	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003
Service cost	$837	$12	$4	$42	$411
Interest cost	398	65	28	63	245
Recognized net actuarial loss	—	5	3	91	232
Amortization of:
Unrecognized prior service credit	(338)	(338)	(141)	(355)	(966)
Curtailment	—	—	(1,142)	—	—

Net periodic benefit benefit	897	(256)	(1,248)	(159)	(78)
Liability assumed in business acquisition	—	—	—	806	—

Total amount recognized	$897	$(256)	$(1,248)	$647	$(78)

Weighted average assumptions:
Discount rate	5.75%	5.75%	6.00%	6.00%	6.50%

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

The assumed health care trend rates used in determining other post-retirement benefits at December 31, 2006 are 9.0% gradually decreasing to 5.0%. The assumed health care trend rates used in determining other post-retirement benefits at December 25, 2005 are 9.0% gradually decreasing to 5.0%. The assumed health care trend rates used in determining other post-retirement benefits at December 26, 2004 are 10.0% gradually decreasing to 5.0%.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

	Successor				Predecessor
	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003
Other post retirement benefits
Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend
on total service and interest cost components	$118	$5	$6	$6	(a	)
on postretirement benefit obligation	$1,968	$99	$105	$100	(a	)

Effect of a one percentage point decrease in assumed health care cost trend
on total service and interest cost components	$(90)	$(4)	$(5)	$(5)	(a	)
on postretirement benefit obligation	$(1,506)	$(83)	$(88)	$(84)	(a	)

(a)	Medical cost sharing rates increased to 100% at May 23, 2004 for all eligible retirees, excluding the Aurora Retirees. Therefore, as of November 24, 2003, the information regarding sensitivity to a 1% change in trend rates was not applicable.

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2006 and December 25, 2005, by asset category, are as follows:

	December 31, 2006	December 25, 2005
Asset category
Equity securities	61%	61%
Debt securities	34%	34%
Cash	5%	5%

Total	100%	100%

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

Cash Flows

Contributions. The Company expects to contribute $650 to its pension plan and $77 to its other postretirement benefit plan during fiscal 2007.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2007	$3,536	$77
2008	3,361	74
2009	3,219	72
2010	3,060	82
2011	2,901	114
2012-2016	14,078	1,574

Savings Plans. Employees participate in a 401(k) plan. Pinnacle matches 50% of employee contributions up to five percent of compensation for union employees after one year of continuous service and six percent of compensation for salaried employees. Employer contributions made by the Company relating to this plan were $2,186 for fiscal 2006, $1,816 for fiscal 2005, $781 for the 21 weeks ended December 26, 2004, $1,024 for the 36 weeks ended July 31, 2004, and $291 for 16 weeks ended November 24, 2003.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

11.	Taxes on Earnings

The components of the provision (benefit) for income taxes are as follows:

PROVISION (BENEFIT) FOR INCOME TAXES

	Successor				Predecessor
	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003
Current
Federal	$339	$186	$56	$(743)	$(589)
State	120	(266)	152	294	69
Non-U.S.	674	285	(181)	234	—

	1,133	205	27	(215)	(520)

Deferred
Federal	20,359	(1,448)	8,014	(2,323)	(946)
State	4,606	897	1,384	(467)	(40)
Non-U.S.	—	(80)	—	(152)	—

	24,965	(631)	9,398	(2,942)	(986)

Provision (benefit) for income taxes	$26,098	$(426)	$9,425	$(3,157)	$(1,506)

Earnings (loss) before income taxes
United States	$58,419	$(44,006)	$(15,418)	$(87,014)	$(4,411)
Non-U.S.	1,603	404	137	(56)	(169)

Total	$60,022	$(43,602)	$(15,281)	$(87,070)	$(4,580)

The effective tax rate differs from the federal statutory income tax rate as explained below:

EFFECTIVE INCOME TAX RATE

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	4.1%	-0.9%	-6.5%	0.1%	-0.4%
Tax effect resulting from international activities	0.2%	-0.5%	1.3%	-0.1%	-0.4%
Change in deferred tax valuation allowance	0.8%	-92.8%	-86.4%	-24.4%	0.0%
Non-deductible expenses	1.6%	62.1%	-5.1%	-7.0%	-0.2%
Other	1.8%	-1.9%	0.0%	0.0%	-1.1%

Effective income tax rate	43.5%	1.0%	-61.7%	3.6%	32.9%

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The components of deferred tax assets and liabilities are as follows:

DEFERRED TAX ASSETS AND LIABILITIES

	December 31, 2006	December 25, 2005
Current
Accrued liabilities	17,116	20,084
Inventories	3,184	4,847
Benefits and compensation	3,346	2,435
Restructuring accruals	92	209
Other	1,425	2,039
Valuation allowance	(23,325)	(28,197)

	1,838	1,417

Non Current
Postretirement benefits	$4,289	$1,080
Accrued liabilities	—	114
Benefits and compensation	1,859	3,385
Net operating loss carryforwards	348,552	331,683
Federal & state tax credits	2,289	2,539
Alternative minimum tax	2,023	2,023
Goodwill and other intangible assets	40,592	37,182
Indefinite-lived intangible assets	(235,935)	(211,862)
Plant assets	(28,079)	(22,879)
Other	1,378	1,222
Valuation allowance	(374,675)	(357,671)

	(237,707)	(213,184)

Net deferred tax asset (liability)	$(235,869)	$(211,767)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET

Current deferred tax assets	$1,838	$1,417
Non-current deferred tax liabilities	(237,707)	(213,184)

Net deferred tax asset (liability)	$(235,869)	$(211,767)

As described in Note 1, PFHC became a wholly owned subsidiary of Crunch Holding Corp. on November 25, 2003. As described in Note 1 and Note 3, PFHC was merged with and into Aurora on March 19, 2004 with Aurora surviving the Merger. The surviving company was renamed Pinnacle Foods Group Inc. (“PFGI’ or the “Company”).

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

In accordance with SFAS No. 109, deferred assets and liabilities have been recognized for the differences between the assigned values and the tax bases of the assets and liabilities recognized in a purchase business combination. As of the March 19, 2004 business combination date, the Company established a deferred tax liability of $195.3 million, net of valuation allowance of $292.0 million. As a result of the Armour acquisition on March 1, 2006 the company established deferred tax assets subject to a valuation allowance of $10.6 million. Therefore, in accordance with SFAS No. 109, $302.6 million would be allocated as a reduction in goodwill upon subsequent recognition of the tax benefits associated with the deferred tax assets to which the valuation allowance applies. As of December 31, 2006, the remaining valuation allowance that would be allocated as a reduction in goodwill upon subsequent recognition is $293.8 million. The deferred tax liability relates to the book and tax basis differences for indefinite lived intangible assets consisting of primarily tradenames and goodwill.

The federal valuation allowance at December 31, 2006 is $340.3 million, and the state valuation allowance is $57.7 million. The Company may record a tax benefit to its provision in subsequent periods for the recognition of tax benefits for which deferred tax valuation allowance had been recorded subsequent to the aforementioned business combination. Approximately $14.7 million of the valuation allowance recorded subsequent to the business combination will not provide a future tax provision benefit but will be recorded as a reduction in goodwill. PFHC, the Predecessor, had a valuation allowance related to state net operating loss carryforwards and the realization of state deferred tax assets of $2.3 million as of July 31, 2003.

The Company is a loss corporation as defined in Internal Revenue Code Section 382. As of December 31, 2006 the Company had a federal Net Operating Loss Carryover of $816.3 million of which $554.9 million existed as of the business combination date and is subject to the Section 382 limitation. Section 382 places an annual limitation on a Company’s ability to utilize loss carryovers to reduce future taxable income. It is expected that the Company’s annual 382 limitation will approximate $13 –15 million, which may increase or decrease pending resolution of certain tax matters. This annual limitation can affect the Company’s ability to utilize other tax attributes such as tax credit carryforwards.

The Company’s federal net operating losses have expiration periods from 2017 through 2026. The Company also has state tax net operating loss carryforwards which are also limited and vary in amount by jurisdiction. State net operating losses are approximately $644.4 million with expiration periods through 2026.

Following are the changes in the deferred tax valuation allowance:

	Beginning Balance	Additions	Acquisitions	Deductions	Ending Balance
Successor
Fiscal year ended December 31, 2006	$385,868	$2,307	$10,592	$(767)	$398,000
Fiscal year ended December 25, 2005	338,361	55,544	—	(8,037)	385,868
21 weeks ended December 26, 2004	319,711	18,650	—	—	338,361
36 weeks ended July 31, 2004	2,738	27,703	289,270	—	319,711

Predecessor
16 weeks ended November 24, 2003	$2,251	$487	$—	$—	$2,738

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

12.	Financial Instruments

We may utilize derivative financial instruments to enhance our ability to manage risks, including interest rate, certain commodities and foreign currency, which exist as part of ongoing business operations. We do not enter into contracts for speculative purposes, nor are we a party to any leveraged derivative instrument. We monitor the use of derivative financial instruments through regular communication with senior management and the utilization of written guidelines.

We rely primarily on bank borrowings to meet our funding requirements. We utilize interest rate swap agreements or other derivative instruments to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. We will recognize the amounts that we pay or receive on hedges related to debt as an adjustment to interest expense.

The Company has entered into interest rate swap agreements with counterparties, including JP Morgan Chase Bank (a related party), to effectively change a portion of the floating rate payments on its senior secured credit facilities into fixed rate payments. As of December 31, 2006, two swap agreements remain outstanding. The two swap agreements terminate on January 2, 2007 and November 25, 2009 and have notional amounts of $250.0 million and $450.0 million, respectively. Interest payments determined under the swap agreement are based on the notional amounts. Floating interest rate payments to be received under each swap are based on U.S. Dollar LIBOR, which is substantially the same basis for determining the floating rate payments on the senior secured credit facilities.

These swaps were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of December 31, 2006, the fair value of the interest rate swaps was a net loss of $847. This was recorded as a long term liability of $1,882 and a current asset of $1,035. As of December 25, 2005, the fair value of the interest rate swap contracts was a gain of $2,422, which was all recorded in other assets, net in the Consolidated Balance Sheet. Gains and losses on the interest rate swaps, which were recorded as an adjustment to interest expense in the Consolidated Statement of Operations, are detailed below.

	Successor				Predecessor
Interest rate swaps	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003
Non-cash gain (loss)	$(3,269)	$(1,334)	$265	$3,492	$115
Gain (loss) realized in cash	2,382	6,023	—	3,515	—

Net gain (loss) on interest rate swaps	$(887)	$4,689	$265	$7,007	$115

We entered into various natural gas swap transactions with JP Morgan Chase Bank (a related party) to lower the Company’s exposure to the price of natural gas. As of December 31, 2006, the trades in effect mature from January through June 2006 and have various notional quantities of MMBTU’s per month. The Company will pay a fixed price ranging from $7.16 to $7.69 per MMBTU, with settlements monthly. These swaps were not designed as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

As of December 31, 2006 and December 25, 2005, the fair value of the natural gas swaps was a loss of $160 and a gain of $8, respectively. At December 31, 2006, the fair value of the gas swap is recorded in accrued liabilities. At December 25, 2005, the fair value of the gas swaps was recorded in other current assets. The related offset is recorded as a gain and was recognized as a reduction to cost of products sold. Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, are detailed below.

	Successor
Natural gas swaps	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004
Non-cash gain (loss)	$(168)	(86)	$95
Gain (loss) realized in cash	(1,207)	902	243

Net gain (loss) on natural gas swaps	$(1,375)	$816	$338

We entered into various foreign currency exchange transactions with JP Morgan Chase Bank (a related party) to lower the Company’s exposure to the exchange rate between the U.S. dollar and the Canadian dollar. Each agreement was based upon a notional amount in Canadian dollars, which is expected to approximate a portion of the amount of our Canadian subsidiary’s U.S. dollar denominated purchases for the month. This swap was not designed as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As of December 31, 2006, there were no outstanding foreign exchange currency contracts. As of December 25, 2005, the fair value of the remaining foreign exchange swaps was a loss of $280, which was recorded in accrued liabilities in the Consolidated Balance Sheet. Gains and losses on the foreign currency exchange contracts, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, are detailed below.

	Successor
Foreign Currency Exchange Swaps	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005
Non-cash gain (loss)	$280	$(280)
Gain (loss) realized in cash	(557)	(66)

Net gain (loss) on foreign currency exchange swaps	$(277)	$(346)

We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. The contract value of the outstanding standby letters of credit as of December 31, 2006 was $7,846, which approximates fair value. As of December 31, 2006, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $1,376, which approximates fair value.

We are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A” rated by Moody’s and Standard & Poor’s. Accordingly, we do not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The estimated fair value of the senior secured credit facilities bank debt and the 8 1/4% senior subordinated notes that are classified as long term debt on the Consolidated Balance Sheet at December 31, 2006, was approximately its carrying value.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

13.	Commitments and Contingencies

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

R2 Appeal in Aurora Bankruptcy

Prior to its bankruptcy filing, Aurora entered into an agreement with its prepetition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding in U.S. Bankruptcy Court, District of Delaware, and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the Bankruptcy Court. In December 2006, the US District Court for the District of Delaware filed its Memorandum and Order affirming both (a) the February 20, 2004 Order of the Bankruptcy Court confirming debtor’s First Amended Joint Reorganization Plan, and (b) the February 27, 2004 Order of the Bankruptcy Court granting debtor’s motion for summary judgment and dismissing the adversary proceeding. R2 Top Hat, Ltd. has recently filed its Notice of Appeal to the 3rd Circuit Court of Appeals and the matter is pending. It is too early to predict the outcome of the appeals. Included in the Company’s accrued liabilities in the Consolidated Balance Sheet is $20.1 million for this claim, which was assumed by us in the Aurora Merger.

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

The State Attorney General had originally proposed a penalty of $168 together with a consent decree. The Company responded listing the actions it had taken and related costs since merging with Aurora. The Company contends that there should not be any fine or penalty. On February 24, 2006, the State Attorney General advised the Company that its office would be willing to accept $110 as penalty, together with a consent decree. A status conference with the party’s attorneys and the Judge was held on May 2, 2006. The parties are complying with the Joint Discovery Schedule required by the Judge. As the Company believes no penalty will ultimately be due, no liability has been accrued at December 31, 2006.

The Company continues to discharge its effluent to the City. By letter dated February 7, 2007, the City informed the Company that its sewage facility had been taken off of restricted status by the State. The Company will vigorously defend any future effort to prevent it from discharging its industrial wastewater to the City. Although the Company believes it will be able to resolve this matter favorably, an adverse resolution may have a material impact on the Company’s financial position, results of operations, or cash flows.

American Cold Storage – North America, L/P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.

On June 26, 2005 the Company was served with a Summons and Complaint in the above matter, which was filed in the Circuit Court of Madison County, Tennessee. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near the Company’s Jackson, Tennessee plant. In approximately April 2004, the Company entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, the Company discovered that the Facility was incapable of properly handling the discussed volume of product and began reducing its shipments to the Facility. The original complaint seeks damages not to exceed $1.5 million, together with associated costs. On May 3, 2006 our attorney received notice from counsel for ACS that it was increasing its damage claim in the suit from $1.5 million to $5.5 million. ACS will be required to provide specifics justifying the increase through ongoing discovery and the deposition of the President of ACS which was previously scheduled. It is too early to determine the likely outcome of this litigation. The discovery phase of the case has begun and the Company intends to vigorously defend against this claim. The Company has made an offer to settle the claim and has reserved the amount in the Consolidated Balance Sheet as of December 31, 2006. The Company believes that resolution of such matters will not have a material impact on its financial condition, results of operations or cash flows.

Gilster Mary Lee Corporation v. Pinnacle Foods

In September 2006, Gilster Mary Lee Corporation (“Gilster”) sued the Company alleging that monies were due to Gilster from the Company for a warehouse/handling fee under an existing contract. While certain of these fees are required by the contract, the calculation of the fees is the issue in dispute. Although the parties have initiated settlement discussions, it is uncertain, at this time, if any settlement is likely. The case is in the very early stages of discovery. The Company intends to vigorously defend against the warehouse/handling fee claim, but feels that it has adequately reserved for any potential claim that may ultimately become due under the contract. The Company believes that resolution of such matters will not have a material impact on its financial condition, results of operations or cash flows.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Other Matters

Operating Leases

Certain offices, distribution facilities and equipment are under operating leases expiring on various dates through 2012. Total rental expense charged to operations of the Predecessor was $952 in the 16 weeks ended November 24, 2003. Total rental expense charged to operations of the Successor was $6,077, $6,187, $1,497 and $2,539 in fiscal 2006, fiscal 2005, the 21 weeks ended December 26, 2004 and the 36 weeks ended July 31, 2004, respectively. The minimum future rental commitments under non-cancelable leases payable over the remaining lives of these leases approximate $5,307 in 2007, $4,929 in 2008, $4,906 in 2009, $2,852 in 2010 and $1,490 in 2011 and $623 thereafter. The largest operating leases are for the corporate offices in Cherry Hill and Mountain Lakes, New Jersey. Under the terms of these lease agreements, if the leases are terminated early, Pinnacle would be required to accelerate rental payments of approximately $9.8 million due during the remainder of the leases.

14.	Related Party Transactions

Management fees

Predecessor - The Predecessor incurred monitoring and oversight fees of $367 in the 16 weeks ended November 24, 2003, which was paid to an affiliate of HMTF, its then largest stockholder. The monitoring and oversight agreement with the affiliate of HMTF was terminated at the time of the Pinnacle Transaction.

Successor - On November 25, 2003, the Successor entered into a Management Agreement with JPMorgan Partners, LLC (“JPMP”) and J.W. Childs Associates, L.P. (“JWC”) where JPMP and JWC provide management, advisory and other services. The agreement calls for quarterly payments of $125 to each JPMP and JWC for management fees. In connection with the September 2004 default on our senior credit agreement and the resulting amendment (see Note 9), the payment of the management fees was suspended during the amendment period, which ended on the second business day following the date on which the Company delivered to the Administrative Agent financial statements for the fiscal quarter ending March 2006. Therefore, for the fiscal year ended December 31, 2006, management fees expensed and paid to JPMP and JWC totaled $750. There were no management fees expensed or paid during the fiscal year ended December 25, 2005. Management fees to JPMP and JWC in total included in the Consolidated Statement of Operations for the 21 weeks ended December 26, 2004 and the 36 weeks ended July 31, 2004 were $417 and $681, respectively. In addition, the Company reimbursed JPMP and JWC for out-of-pocket expenses totaling $61, $20, $0 and $33 during fiscal 2006, fiscal 2005, the 21 weeks ended December 26, 2004 and the 36 weeks ended July 31, 2004, respectively. In connection with the Pinnacle Transaction, the Successor paid a transaction fee of $2,425 to each JPMP and JWC, in addition to $441 in fees and expenses. In connection with the Aurora Merger, transaction fees were paid to JPMP and JWC of $1 million each, plus $119 in fees and expenses. The Management Agreement also stipulates that in connection with any acquisition transaction subsequent to the Pinnacle Transaction and Aurora Merger, there will be a transaction fee of  1/2% of the aggregate purchase price payable to each of JPMP and JWC, plus fees and expenses. In connection with the acquisition of the Armour Business, JPMP and JWC were each paid a transaction fee of $915. JPMP was also reimbursed for out of pocket expenses totaling $4. These transaction fees are included in Acquisition costs in Notes 1 and 3.

Also on November 25, 2003, the Company entered into an agreement with CDM Capital LLC, an affiliate of CDM, whereby CDM Capital LLC will receive a transaction fee of  1/2% of the aggregate purchase price of future acquisitions (other than the Pinnacle Transaction or the Aurora Merger), plus fees and expenses. In connection with the acquisition of the Armour Business, CDM Capital LLC was paid a transaction fee of $915. This transaction fee was included in Acquisition costs in Notes 3.

Leases and Aircraft

The Company leases office space owned by a party related to the Chairman. One office was leased through January 15, 2004. A new office was leased beginning January 15, 2004. The new lease provides for the Company to make leasehold improvements approximating $318. The base rent for the new office is $87 annually compared to $245 annually scheduled in the old office. Rent expense for the Successor included $104, $101 and $39 in fiscal 2006, fiscal 2005 and the 21 weeks ended December 26, 2004 for the new office and $91 in the 36 weeks ended July 31, 2004 of which $36 was for the old office and $55 for the new office. Rent expense of the Predecessor was $71 in the 16 weeks ended November 24, 2003.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The Company uses an aircraft owned by a company indirectly owned by the Chairman. In connection with the use of this aircraft, the Successor paid net operating expenses of $2,750 in fiscal 2006, $2,750 in fiscal 2005, $1,146 in the 21 weeks ended December 26, 2004, and $1,543 in the 36 weeks ended July 31, 2004. The Company also incurred direct costs of $277 in the fiscal year 2006 that was reimbursed by the company that owns the aircraft. Also, during the November 2003 financing “road show”, the Company paid an additional $84 for usage of the aircraft; such amount is included in deferred financing costs in other assets in the Consolidated Balance Sheet as of July 31, 2004.

Financial Instruments

The Company has entered into transactions for derivative financial instruments with JPMorgan Chase Bank to lower its exposure to interest rates, foreign currency, and natural gas prices. The total net cash paid by the Company for the settlement of foreign exchange swaps and natural gas swaps during fiscal 2006 was $1,764. The total net cash received by the Company for the settlement of interest rate swaps, foreign exchange swaps, and natural gas swaps totaled $6,859, $243 and $3,515 during fiscal 2005, the 21 weeks ended December 26, 2004, and the 36 weeks ended July 31, 2004, respectively. See Note 12.

Debt and Interest Expense

For fiscal 2006, fiscal 2005, the 21 weeks ended December 26, 2004 and the 36 weeks ended July 31, 2004, fees and interest expense recognized in the Consolidated Statement of Operations for the debt to the related party, JPMorgan Chase Bank, amounted to $693, $295, $148 and $362, respectively. See Note 9.

Expenses of Major Shareholder

As part of the Aurora Merger, the Company agreed to pay certain fees of the Bondholders Trust (as defined below), which owns approximately 43% of LLC. The Bondholders Trust primarily consists of holders of Aurora’s senior subordinated notes, which elected to receive equity interests in LLC as consideration in the Aurora Merger. The Company recognized in the Consolidated Statement of Operations $394 and $380 in fees on behalf of the Bondholder Trust in fiscal years 2006 and 2005, respectively.

Consulting Agreement

During the first quarter of 2006, the Company entered into a consulting agreement with Mr. Evan Metropoulos, a former executive of PFGI and the brother of the Company’s Chairman, C. Dean Metropoulos. Mr. E. Metropoulos provided the Company consulting services related to the integration of the Armour Business, which was acquired on March 1, 2006. The work was completed during fiscal 2006 and payments made to Mr. E. Metropoulos under this agreement totaled $12. In addition, Mr. E. Metropoulos has the opportunity to earn an additional $50 based upon performance.

Broker Commissions

One of our significant shareholders, J.W. Childs Associates, L.P., is also a significant shareholder of Advantage Sales & Marketing (ASM), which is sales and marketing agency serving the consumer packaged goods industry. Upon the acquisition of the Armour business, PFGI assumed the contract to use ASM to distribute the Armour products. In fiscal year 2006, PFGI incurred and paid $915 for commission to ASM.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

15.	Segment and Geographic Area Information

The Company’s products and operations are managed and reported in two operating segments. The frozen foods segment consists of the following reporting units: frozen dinners and entrees (Swanson, Hungry-Man), frozen seafood (Van de Kamp’s, Mrs. Paul’s), frozen breakfast (Aunt Jemima), bagels (Lenders), frozen pizza (Celeste) and Chef’s Choice. The dry foods segment consists of the following reporting units: condiments (Vlasic, Open Pit), baking (Duncan Hines), syrups (Mrs. Butterworth’s and Log Cabin) and canned meat (Armour). Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Cost of products sold in the dry foods segment for the fiscal year ended December 31, 2006 includes $4,760, representing the write-up of inventories to fair value at the date of the acquisition of the Armour Business. Cost of products sold for the thirty-six weeks ended July 31, 2004 includes the write-up of inventories to fair value to the amount of $39,489 ($9,879 frozen foods and $29,610 dry foods) related to the Pinnacle transaction and the Aurora merger. Fair value is also referred to as net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. All inventory items were sold subsequent to the acquisition dates. Corporate assets consist of deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions, and stock-based compensation expense related to the ownership units of LLC issued to CDM.

	Successor				Predecessor
	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003
SEGMENT INFORMATION

Net sales
Frozen foods	$644,688	$670,700	$271,165	$319,936	$118,992
Dry foods	797,568	585,035	240,025	254,416	62,387

Total	$1,442,256	$1,255,735	$511,190	$574,352	$181,379

Earnings (loss) before interest and taxes
Frozen foods	$43,550	$(51,655)	$(22,649)	$(38,070)	$6,313
Dry foods	121,677	95,046	38,480	6,765	9,706
Unallocated corporate expenses	(19,837)	(16,473)	(4,972)	(29,845)	(11,432)

Total	$145,390	$26,918	$10,859	$(61,150)	$4,587

Depreciation and amortization
Frozen foods	$20,984	$25,125	$10,743	$16,414	$4,179
Dry foods	21,203	13,963	6,325	8,156	1,957

Total	$42,187	$39,088	$17,068	$24,570	$6,136

Capital expenditures
Frozen foods	$14,485	$25,730	$5,340	$6,533	$913
Dry foods	11,729	5,327	3,090	3,293	598

Total	$26,214	$31,057	$8,430	$9,826	$1,511

GEOGRAPHIC INFORMATION

Net sales
United States	$1,374,685	$1,200,797	$492,888	$552,655	$171,915
Canada	67,571	54,938	18,302	21,697	9,464

Total	$1,442,256	$1,255,735	$511,190	$574,352	$181,379

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

	December 31, 2006	December 25, 2005
SEGMENT INFORMATION:

Total Assets
Frozen foods	$530,948	$565,266
Dry foods	1,259,295	1,069,811
Corporate	1,838	1,417

Total	$1,792,081	$1,636,494

GEOGRAPHIC INFORMATION

Long-lived assets
United States	$253,357	$219,070
Canada	30	31

Total	$253,387	$219,101

Net sales to Wal-Mart Stores, Inc. were 22% in fiscal 2006, 21% in fiscal 2005, 18% in the 21 weeks ended December 26, 2004 and 18% in fiscal 2004 of consolidated net sales. No other single customer represents over 10% of consolidated net sales in any year.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

16.	Quarterly Results (unaudited)

	March 2005	June 2005	September 2005	December 2005	Fiscal 2005
Net sales	$307,837	$306,614	$294,257	$347,027	$1,255,735
Cost of products sold	261,767	246,220	225,862	263,349	997,198

Net (loss) earnings	(22,428)	(2,174)	4,713	(23,287)	(43,176)

	March 2006	June 2006	September 2006	December 2006	Fiscal 2006
Net sales	$313,885	$365,714	$345,289	$417,368	$1,442,256
Cost of products sold	253,893	292,723	262,774	313,256	1,122,646

Net (loss) earnings	(6,420)	1,105	8,925	30,314	33,924

Net earnings during fiscal 2005 and fiscal 2006 were affected by the following unusual charges:

	March 2005	June 2005	September 2005	December 2005
Other expense (income), net (See Note 6):
Impairment and restructuring charges (a)	$2,241	$363	$3,480	$21,194

Goodwill Impairment (See Note 8) (b)				$54,757

	March 2006	June 2006	September 2006	December 2006
Cost of products sold (See Note 3):
Write-up of inventory to fair value	$2,028	$2,542	$190	$—

Other expense (income), net (See Note 6):
Impairment and restructuring charges (a)	$451	$544	$3,013	$2,779

(a)	Impairment and restructuring charges consist of the following:

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

•

Fourth quarter 2005 - $59 credit related to the announced closure of our Omaha frozen food facility; $1,991 related to the announced closure of our Erie frozen food facility; and $19,262 related to the impairment of Mrs. Paul’s tradename ($10,437), Van de Kamp’s tradename ($7,707) and Lender’s tradename ($1,118)

•	First quarter 2006 - $59 related to the announced closure of our Omaha frozen food facility; $392 related to the announced closure of our Erie frozen food facility;

•	Second quarter 2006 - $51 related to the announced closure of our Omaha frozen food facility; $493 related to the announced closure of our Erie frozen food facility;

•	Third quarter 2006 - $2,550 related to the announced closure of our Omaha frozen food facility; $463 related to the announced closure of our Erie frozen food facility;

•

Fourth quarter 2006 - $32 related to the announced closure of our Omaha frozen food facility; $46 related to the announced closure of our Erie frozen food facility; and $2,700 related to the impairment of our Aunt Jemima tradename.

(b)	Goodwill impairment charges consist of the following:

•	Fourth quarter of 2005 - $44,860 related to the Frozen Seafood reporting unit and $9,897 related to the Frozen Pizza reporting unit

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

The following consolidating financial information presents:

(1)	Consolidating (a) balance sheets as of December 31, 2006 and December 25, 2005 for the Successor and (b) the related statements of operations and cash flows for the year ended December 31, 2006, the year ended December 25, 2005, the 21 weeks ended December 26, 2004 and the 36 weeks ended July 31, 2004 for the Successor and the sixteen weeks ended November 24, 2003 for the Predecessor.

(2)	Elimination entries necessary to consolidate the Predecessor and Successor, with their respective guarantor subsidiaries and nonguarantor subsidiary.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries and nonguarantor subsidiary are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Balance Sheet

December 31, 2006

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$2	$12,335	$—	$—	$12,337
Accounts receivable, net	52,691	28,431	4,461	—	85,583
Intercompany accounts receivable	—	23,148	1,680	(24,828)	—
Inventories, net	94,920	79,678	3,702	—	178,300
Other current assets	2,748	1,716	247	(215)	4,496
Deferred tax assets	—	1,774	64	—	1,838

Total current assets	150,361	147,082	10,154	(25,043)	282,554
Plant assets, net	141,286	112,071	30	—	253,387
Investment in subsidiaries	369,935	2,534	—	(372,469)	—
Intercompany note receivable	24,986	—	—	(24,986)	—
Tradenames	691,426	106,156	—	—	797,582
Other assets, net	56,298	99	—	—	56,397
Goodwill	261,748	140,413	—	—	402,161

Total assets	$1,696,040	$508,355	$10,184	$(422,498)	$1,792,081

Current liabilities:
Current portion of long-term obligations	$11	$112	$—	$—	$123
Notes payable	—	210	—	—	210
Accounts payable	15,795	38,270	3,477	1	57,543
Intercompany accounts payable	23,148	1,680	—	(24,828)	—
Accrued trade marketing expense	24,272	9,202	3,678	—	37,152
Accrued liabilities	51,797	28,958	495	(2)	81,248
Accrued income taxes	90	1,167	—	(215)	1,042
Total current liabilities	115,113	79,599	7,650	(25,044)	177,318
Long-term debt	920,549	81	—	—	920,630
Intercompany note payable	—	24,986	—	(24,986)	—
Pension and other postretirement benefits	9,804	6,304	—	1	16,109
Other long-term liabilities	1,962	—	—	—	1,962
Deferred tax liabilities	210,257	27,450	—	—	237,707

Total liabilities	1,257,685	138,420	7,650	(50,029)	1,353,726
Commitments and contingencies	—	—	—	—	—

Shareholder’s equity:
Pinnacle Common Stock, $.01 par value
Additional paid-in-capital	573,403	347,448	935	(348,383)	573,403
Accumulated other comprehensive income (loss)	161	161	198	(359)	161
Carryover of Predecessor basis of net assets	(17,338)	—	—	—	(17,338)
(Accumulated deficit) Retained earnings	(117,871)	22,326	1,401	(23,727)	(117,871)

Total shareholder’s equity	438,355	369,935	2,534	(372,469)	438,355

Total liabilities and shareholder’s equity	$1,696,040	$508,355	$10,184	$(422,498)	$1,792,081

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Balance Sheet

December 25, 2005

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Statement of Operations - Successor

For the fiscal year ended December 31, 2006

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$888,575	$523,892	$67,616	$(37,827)	$1,442,256

Costs and expenses
Cost of products sold	667,953	436,673	55,146	(37,126)	1,122,646
Marketing and selling expenses	57,787	37,379	8,384	—	103,550
Administrative expenses	34,158	16,452	1,837	—	52,447
Research and development expenses	2,651	1,386	—	—	4,037
Intercompany royalties	—	—	117	(117)	—
Intercompany technical service fees	—	—	584	(584)	—
Other expense (income), net	11,567	2,619	—	—	14,186
Equity in (earnings) loss of investees	(21,624)	(934)	—	22,558	—

Total costs and expenses	752,492	493,575	66,068	(15,269)	1,296,866

Earnings before interest and taxes	136,083	30,317	1,548	(22,558)	145,390
Intercompany interest (income) expense	(6,358)	6,358	—	—	—
Interest expense	86,561	49	5	—	86,615
Interest income	35	1,152	60	—	1,247

Earnings before income taxes	55,915	25,062	1,603	(22,558)	60,022
Provision for income taxes	21,991	3,437	670	—	26,098

Net earnings	$33,924	$21,625	$933	$(22,558)	$33,924

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Statement of Operations - Successor

For the fiscal year ended December 25, 2005

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$697,554	$533,662	$54,939	$(30,420)	$1,255,735

Costs and expenses
Cost of products sold	531,413	450,874	44,422	(29,511)	997,198
Marketing and selling expenses	55,927	37,283	7,949	—	101,159
Administrative expenses	21,994	16,969	1,279	—	40,242
Research and development expenses	2,221	1,404	—	—	3,625
Intercompany royalties	—	—	257	(257)	—
Intercompany technical service fees	—	—	652	(652)	—
Goodwill impairment charge	54,757	—	—	—	54,757
Other expense (income), net	30,791	1,045	—	—	31,836
Equity in (earnings) loss of investees	(8,590)	(267)	—	8,857	—

Total costs and expenses	688,513	507,308	54,559	(21,563)	1,228,817

Earnings (loss) before interest and taxes	9,041	26,354	380	(8,857)	26,918
Intercompany interest (income) expense	(13,013)	13,011	2	—	—
Interest expense	71,046	58	—	—	71,104
Interest income	—	557	27	—	584

(Loss) earnings before income taxes	(48,992)	13,842	405	(8,857)	(43,602)
Provision (benefit) for income taxes	(5,816)	5,252	138	—	(426)

Net (loss) earnings	$(43,176)	$8,590	$267	$(8,857)	$(43,176)

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

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Statement of Operations - Successor

For the 36 weeks ended July 31, 2004

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$183,099	$379,223	$21,697	$(9,667)	$574,352

Costs and expenses
Cost of products sold	166,237	328,175	17,664	(9,109)	502,967
Marketing and selling expenses	16,450	38,680	2,780	—	57,910
Administrative expenses	8,347	23,168	743	—	32,258
Research and development expenses	552	1,884	—	—	2,436
Intercompany royalties	—	—	207	(207)	—
Intercompany technical service fees	—	—	351	(351)	—
Goodwill impairment charge	1,835	—	—	—	1,835
Other expense (income), net	24,910	13,186	—	—	38,096
Equity in loss (earnings) of investees	21,097	138	—	(21,235)	—

Total costs and expenses	239,428	405,231	21,745	(30,902)	635,502

(Loss) before interest and taxes	(56,329)	(26,008)	(48)	21,235	(61,150)
Intercompany interest (income) expense	(5,329)	5,311	18	—	—
Interest expense	26,240	—	—	—	26,240
Interest income	88	222	10	—	320

(Loss) before income taxes	(77,152)	(31,097)	(56)	21,235	(87,070)
Provision (benefit) for income taxes	6,761	(10,000)	82	—	(3,157)

Net (Loss)	$(83,913)	$(21,097)	$(138)	$21,235	$(83,913)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Statement of Operations - Predecessor

For the 16 weeks ended November 24, 2003

	Pinnacle Foods Holding Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net Sales	$—	$176,819	$9,464	$(4,904)	$181,379

Costs and expenses
Cost of products sold	—	130,954	7,862	(4,583)	134,233
Marketing and selling expenses	—	23,283	1,052	—	24,335
Administrative expenses	—	9,176	278	—	9,454
Research and development expenses	—	814	—	—	814
Intercompany royalties	—	—	97	(97)	—
Intercompany technical service fees	—	—	224	(224)	—
Other expense (income), net	—	7,838	118	—	7,956
Equity in loss (earnings) of investees	3,074	160	—	(3,234)	—

Total costs and expenses	3,074	172,225	9,631	(8,138)	176,792

Earnings (loss) before interest and taxes	(3,074)	4,594	(167)	3,234	4,587
Intercompany interest (income) expense	—	(8)	8	—	—
Interest expense	—	9,310	—	—	9,310
Interest income	—	137	6	—	143

(Loss) before income taxes	(3,074)	(4,571)	(169)	3,234	(4,580)
(Benefit) for income taxes	—	(1,497)	(9)	—	(1,506)

Net (loss)	$(3,074)	$(3,074)	$(160)	$3,234	$(3,074)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidating Statement of Cash Flows

For the twelve months ended December 31, 2006

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net earnings	$33,924	$21,625	$933	$(22,558)	$33,924
Non-cash charges (credits) to net earnings
Depreciation and amortization	25,661	16,520	6	—	42,187
Restructuring and impairment charges	2,980	2,500	—	—	5,480
Amortization of debt acquisition costs	7,424	—	—	—	7,424
Amortization of bond premium	(567)	—	—	—	(567)
Change in value of financial instruments	3,158	—	—	—	3,158
Stock-based compensation charges	3,315	—	—	—	3,315
Equity in (earnings) loss of investees	(21,625)	(933)	—	22,558	—
Postretirement healthcare benefits	1,234	(337)	—	—	897
Other long-term liabilities	80	—	—	—	80
Pension expense	508	1,187	—	—	1,695
Deferred income taxes	22,692	2,273	—	—	24,965
Changes in working capital, net of acquisition	—	—	—	—	—
Accounts receivable	(9,073)	(224)	(30)	—	(9,327)
Intercompany accounts receivable/payable	(33,879)	33,913	(34)	—	—
Inventories	9,984	23,814	54	—	33,852
Accrued trade marketing expense	4,865	(1,423)	729	—	4,171
Accounts payable	(3,099)	6,836	(2,184)	—	1,553
Accrued liabilities	(1,977)	9,171	(32)	—	7,162
Other current assets	(33)	1,809	(182)	—	1,594

Net cash provided by (used in) operating activities	45,572	116,731	(740)	—	161,563

Cash flows from investing activities
Payments for business acquisitions	(189,208)	—	—	—	(189,208)
Capital expenditures	(14,718)	(11,479)	(5)	—	(26,202)
Sale of plant assets	1,753	—	—	—	1,753

Net cash used in investing activities	(202,173)	(11,479)	(5)	—	(213,657)

Cash flows from financing activities
Change in bank overdrafts	—	(6,550)	745	—	(5,805)
Repayment of capital lease obligations	(10)	(145)	—	—	(155)
Equity contributions	40,663	—	—	—	40,663
Debt acquisition costs	(3,817)	—	—	—	(3,817)
Proceeds from bank term loan	143,000	—	—	—	143,000
Proceeds from notes payable borrowing	—	2,410	—	—	2,410
Repayments of notes payable	—	(2,384)	—	—	(2,384)
Repayments of intercompany loans	86,698	(86,698)	—	—	—
Repayments of long term obligations	(110,000)	—	—	—	(110,000)

Net cash provided by (used in) financing activities	156,534	(93,367)	745	—	63,912

Effect of exchange rate changes on cash	—	—	—	—	—
Net change in cash and cash equivalents	(67)	11,885	—	—	11,818
Cash and cash equivalents - beginning of period	69	450	—	—	519

Cash and cash equivalents - end of period	$2	$12,335	$—	$—	$12,337

Supplemental disclosures of cash flow information:
Interest paid	$75,692	$85	$—	$—	$75,777
Interest received	35	1,152	60	—	1,247
Income taxes refunded (paid)	53	(45)	(1,042)	—	(1,034)
Non-cash investing activity:
Capital leases	—	(12)	—	—	(12)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Statement of Cash Flows - Successor

For the fiscal year ended December 25, 2005

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings	$(43,176)	$8,590	$267	$(8,857)	$(43,176)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	23,310	15,765	13	—	39,088
Restructuring and impairment charge	75,521	—	—	—	75,521
Amortization of debt acquisition costs	6,334	—	—	—	6,334
Amortization of bond premium	(525)	—	—	—	(525)
Change in value of financial instruments	1,703	—	—	—	1,703
Equity in (earnings) loss of investees	(8,590)	(267)	—	8,857	—
Postretirement healthcare benefits	67	(323)	—	—	(256)
Pension expense	—	595	—	—	595
Deferred income taxes	(8,924)	8,346	(38)	—	(616)
Changes in working capital
Accounts receivable	(3,130)	1,103	420	—	(1,607)
Intercompany accounts receivable/payable	52,115	(52,959)	844	—	—
Inventories	7,070	28,297	(275)	—	35,092
Accrued trade marketing expense	(11,457)	(2,189)	468	—	(13,178)
Accounts payable	(27,117)	(7,524)	2,567	—	(32,074)
Other current assets and liabilities	(4,498)	6,449	(4,105)	—	(2,154)

Net cash provided by operating activities	58,703	5,883	161	—	64,747

Cash flows from investing activities
Capital expenditures	(16,746)	(14,169)	(16)	—	(30,931)
Pinnacle merger consideration	1,595	—	—	—	1,595
Sale of plant assets	—	561	—	—	561

Net cash used in investing activities	(15,151)	(13,608)	(16)	—	(28,775)

Cash flows from financing activities
Change in bank overdrafts	—	6,549	(145)	—	6,404
Repayment of capital lease obligations	(10)	(119)	—	—	(129)
Equity contribution to Successor	9,992	—	—	—	9,992
Successor’s debt acquisition costs	(51)	—	—	—	(51)
Proceeds from Successor’s notes payable borrowing	31,626	—	—	—	31,626
Repayments of Successor’s notes payable	(31,442)	—	—	—	(31,442)
Repayments of Successor’s long term obligations	(54,088)	—	—	—	(54,088)

Net cash (used in) provided by financing activities	(43,973)	6,430	(145)	—	(37,688)

Effect of exchange rate changes on cash	—	—	—	—	—
Net change in cash and cash equivalents	(421)	(1,295)	—	—	(1,716)
Cash and cash equivalents - beginning of period	490	1,745	—	—	2,235

Cash and cash equivalents - end of period	$69	$450	$—	$—	$519

Supplemental disclosures of cash flow information:
Interest paid	$65,832	$—	$—	$—	$65,832
Interest received	—	543	27	—	570
Income taxes refunded (paid)	—	582	(277)	—	305
Non-cash investing activity:
Capital leases	—	(126)	—	—	(126)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Statement of Cash Flows - Successor

For the 21 weeks ended December 26, 2004

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings	$(24,706)	$(3,277)	$338	$2,939	$(24,706)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	7,413	9,652	3		17,068
Restructuring and impairment charge	2,687	4,282			6,969
Amortization of debt acquisition costs	1,995	—			1,995
Amortization of bond premium	(201)	—			(201)
Change in value of financial instruments	(360)	—			(360)
Equity in loss (earnings) of investees	3,277	(338)		(2,939)
Postretirement healthcare benefits	11	(1,273)			(1,262)
Pension expense		310			310
Deferred income taxes	8,450	948			9,398
Changes in working capital
Accounts receivable	(1,123)	(4,657)	(1,954)		(7,734)
Intercompany accounts receivable/payable	(590)	(50)	640
Inventories	(1,220)	(20,712)	(1,078)		(23,010)
Accrued trade marketing expense	2,730	(557)	1,015		3,188
Accounts payable	13,498	4,641	543		18,682
Other current assets and liabilities	(682)	(1,837)	(306)		(2,825)

Net cash (used in) provided by operating activities	11,179	(12,868)	(799)	—	(2,488)

Cash flows from investing activities
Capital expenditures	(2,758)	(5,315)	—		(8,073)
Pinnacle merger consideration		(130)			(130)
Aurora merger costs	(2,333)	—			(2,333)
Acquisition of license	(1,919)				(1,919)

Net cash used in investing activities	(7,010)	(5,445)	—	—	(12,455)

Cash flows from financing activities
Change in bank overdrafts	—	(16,721)	308		(16,413)
Repayment of capital lease obligations	(4)	(37)			(41)
Successor’s debt acquisition costs	(2,822)	—			(2,822)
Proceeds from Successor’s notes payable borrowings	30,000	—			30,000
Repayments of Successor’s notes payable	(30,000)	—			(30,000)
Repayments of Successor’s long term obligations	(1,363)	—			(1,363)

Net cash (used in) provided by financing activities	(4,189)	(16,758)	308	—	(20,639)

Effect of exchange rate changes on cash	—	—	36	—	36
Net change in cash and cash equivalents	(20)	(35,071)	(455)	—	(35,546)
Cash and cash equivalents - beginning of period	510	36,816	455		37,781

Cash and cash equivalents - end of period	$490	$1,745	$—	$—	$2,235

Supplemental disclosures of cash flow information:
Interest paid	$23,547	$—	$—	$—	$23,547
Interest received	—	114	6	—	120
Income taxes refunded (paid)	—	627	—	—	627
Non-cash investing activity:
Capital leases	—	(357)	—	—	(357)

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Statement of Cash Flows - Successor

For the 36 weeks ended July 31, 2004

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net loss	$(83,913)	$(21,097)	$(138)	$21,235	$(83,913)
Non-cash charges (credits) to net loss:
Depreciation and amortization	6,471	18,094	5		24,570
Restructuring and impairment charge	6,101	10,211			16,312
Amortization of debt acquisition costs	2,652	—			2,652
Amortization of bond premium	(323)	—			(323)
Change in value of financial instruments	(3,492)	—			(3,492)
Equity related compensation charge	18,400	—			18,400
Equity in loss (earnings) of investees	21,097	138		(21,235)	—
Postretirement healthcare benefits	9	(602)			(593)
Pension expense	—	820			820
Deferred income taxes	6,761	(9,551)	(152)		(2,942)
Changes in working capital
Accounts receivable	10,958	17,978	123		29,059
Intercompany accounts receivable/payable	51,860	(51,617)	(243)		—
Inventories	(5,635)	26,303	(185)		20,483
Accrued trade marketing expense	641	(271)	98		468
Accounts payable	22,508	1,791	79		24,378
Other current assets and liabilities	(26,023)	10,344	870		(14,809)

Net cash provided by operating activities	28,072	2,541	457	—	31,070

Cash flows from investing activities
Capital expenditures	(2,668)	(7,156)	(2)		(9,826)
Pinnacle merger consideration	(361,062)	—			(361,062)
Pinnacle merger costs	(7,154)	—			(7,154)
Aurora merger consideration	(663,759)	—			(663,759)
Aurora merger costs	(16,980)	—			(16,980)

Net cash used in investing activities	(1,051,623)	(7,156)	(2)	—	(1,058,781)

Cash flows from financing activities
Change in bank overdrafts	—	11,603			11,603
Repayment of capital lease obligations	(4)	—			(4)
Equity contribution to Successor	275,088	—			275,088
Successor’s debt acquisition costs	(37,766)	—			(37,766)
Proceeds from Successor’s bond offerings	400,976	—			400,976
Proceeds from Successor’s bank term loans	545,000	—			545,000
Proceeds from Successor’s notes payable borrowings	21,500	—			21,500
Repayments of Successor’s notes payable	(21,500)	—			(21,500)
Repayments of Predecessor’s long term obligations	—	(175,000)			(175,000)
Repayments of Successor’s long term obligations	(1,363)	—			(1,363)
Intercompany loans	(175,370)	175,370			—
Repayments of intercompany loans	17,500	(17,500)			—

Net cash provided by (used in) financing activities	1,024,061	(5,527)	—	—	1,018,534

Effect of exchange rate changes on cash	—	—	—	—	—
Net change in cash and cash equivalents	510	(10,142)	455	—	(9,177)
Cash and cash equivalents - beginning of period	—	46,958	—		46,958

Cash and cash equivalents - end of period	$510	$36,816	$455	$—	$37,781

Supplemental disclosures of cash flow information:
Interest paid	$28,776	$—	$—	$—	$28,776
Interest received	89	221	10	—	320
Income taxes paid	—	(37)	—	—	(37)
Non-cash investing activity:
Aurora merger consideration	(225,120)	—	—	—	(225,120)
Aurora merger costs	(4,628)	—	—	—	(4,628)
Non-cash financing activity:
Aurora merger equity contribution	225,120	—	—	—	225,120

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pinnacle Foods Group Inc.

Consolidated Statement of Cash Flows - Predecessor

For the 16 weeks ended November 24, 2003

	Pinnacle Foods Holding Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net loss	$(3,074)	$(3,074)	$(160)	$3,234	$(3,074)
Non-cash charges (credits) to net loss			—
Depreciation and amortization	—	6,131	5	—	6,136
Restructuring and impairment charge	—	1,262	—	—	1,262
Amortization of debt acquisition costs	—	6,907	—	—	6,907
Equity related compensation charge	—	4,935	—	—	4,935
Equity in loss (earnings) of investees	3,074	160	—	(3,234)	—
Postretirement healthcare benefits	—	(527)	—	—	(527)
Pension expense	—	342	—	—	342
Deferred income taxes	—	(986)	—	—	(986)
Changes in working capital
Accounts receivable	—	(8,513)	(784)	—	(9,297)
Intercompany accounts receivable/payable	—	848	(848)	—	—
Inventories	—	(24,561)	(727)	—	(25,288)
Accrued trade marketing expense	—	(5,506)	691	—	(4,815)
Accounts payable	—	514	765	—	1,279
Other current assets and liabilities	—	(736)	423	—	(313)

Net cash used in operating activities	—	(22,804)	(635)	—	(23,439)

Cash flows from investing activities
Capital expenditures	—	(1,511)	—		(1,511)

Net cash used in investing activities	—	(1,511)	—	—	(1,511)

Cash flows from financing activities
Change in bank overdrafts	—	(262)	—	—	(262)
Intercompany advance	42,186	(42,186)	—	—	—

Net cash provided by (used in) financing activities	42,186	(42,448)	—	—	(262)

Effect of exchange rate changes on cash	—	—	42	—	42
Net change in cash and cash equivalents	42,186	(66,763)	(593)	—	(25,170)
Cash and cash equivalents - beginning of period	—	71,535	593	—	72,128

Cash and cash equivalents - end of period	$42,186	$4,772	$—	$—	$46,958

Supplemental disclosures of cash flow information:
Interest paid	$—	$2,517	$—	$—	$2,517
Interest received	—	143	—	—	143
Income taxes refunded (paid)	—	2,856	452	—	3,308

PINNACLE FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

18.	Subsequent Event

Acquisition of Crunch Holding Corp. by The Blackstone Group

On February 10, 2007, The Blackstone Group (“Blackstone”), through an affiliate, agreed to acquire 100% of the common stock of Crunch Holding Corp., the Company’s sole shareholder. The transaction is subject to satisfaction of customary conditions and is expected to close in the first half of 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective.

In addition, there was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers, key employees and directors as of the filing date of this annual report on Form 10-K.

Name	Age	Position
C. Dean Metropoulos	60	Chairman of the Board and Director
Jeffrey P. Ansell	47	Chief Executive Officer
William Toler	47	President
N. Michael Dion	49	Executive Vice President and Chief Financial Officer
Michael J. Cramer	54	Executive Vice President and Chief Administrative Officer
Craig Steeneck	49	Executive Vice President-Operations Accounting/Planning & Systems
William Darkoch	56	Executive Vice President-Supply Chain and Operations
M. Kelley Maggs	55	Senior Vice President, Secretary and General Counsel
Lynne M. Misericordia	43	Senior Vice President, Treasurer and Assistant Secretary
John F. Kroeger	51	Vice President, Human Resources; Assistant General Counsel and Assistant Secretary
Stephen P. Murray	44	Director
Terry Peets	61	Director
Kevin G. O’Brien	41	Director
John W. Childs	65	Director
Adam L. Suttin	39	Director
Raymond B. Rudy	75	Director
David R. Jessick	53	Director
Rajath Shourie	33	Director

C. Dean Metropoulos has served as our Chairman since March 19, 2004 and was our Chief Executive Officer from March 19, 2004 until July 5, 2006. Prior thereto, Mr. Metropoulos held the same position with Pinnacle since its inception in 2001. Mr. Metropoulos is also Chairman and Chief Executive Officer of CDM Investor Group LLC, a merchant banking and management firm. Some of the recent transactions for which affiliates of CDM Investor Group LLC have provided senior management and investment include Hillsdown Holdings, PLC (Premier International Foods), Mumm and Perrier Jouet Champagnes, International Home Foods Inc., Ghirardelli Chocolates, The Morningstar Group and Stella Foods, Inc. Mr. Metropoulos began his career with GTE International, where his last position before leaving to establish his merchant banking and management firm was Senior Vice President.

Jeffrey P. Ansell was appointed Chief Executive Officer effective July 5, 2006. Prior thereto, Mr. Ansell was a Corporate Officer at The Procter & Gamble Company (“P&G”), where he worked for 25 years. Most recently he was Global President of P&G’s Pet Health and Nutrition business (IAMS) beginning in 1999 when The Iams Company was acquired by P&G. Prior to that, Mr. Ansell was Vice President, General Manager of Procter & Gamble’s North America Baby Care business, and General Manager of P&G’s European Baby Care business, based in Germany. Mr. Ansell began his career in Brand Management in P&G’s Food Division in 1981, and held marketing leadership positions on brands such as Pringles, Sunny Delight and Folgers. Including pet food, Mr. Ansell spent 18 of his 25-years at P&G in the food and beverage space.

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

Craig Steeneck has been our Executive Vice President, Operations Accounting/Planning & Systems since June 2005. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Group in Florida. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International, a subsidiary of Cendant. From October 1999 to February 2001, he was the Chief Financial Officer of International Home Foods. Mr. Steeneck is also a Certified Public Accountant in the State of New Jersey.

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

M. Kelley Maggs has been our Senior Vice President, General Counsel and Secretary since March 19, 2004. Prior thereto, Mr. Maggs held the same position with Pinnacle since its inception in 2001. He has also been associated with affiliates of CDM Investor Group LLC for the past fourteen years. Prior to his involvement with Pinnacle, Mr. Maggs held the same position with International Home Foods Inc. from November 1996 to December 2000. From 1993 to 1996, Mr. Maggs was employed with Stella Foods, Inc. as Vice President and General Counsel. Prior to that time, he was engaged in the private practice of law in Virginia and New York.

Lynne M. Misericordia has been our Senior Vice President and Treasurer since March 19, 2004. Prior thereto, Ms. Misericordia held the same position with Pinnacle since its inception in 2001. Ms. Misericordia previously held the position of Treasurer with International Home Foods Inc. from November 1996 to December 2000. Before that, Ms. Misericordia was employed by Wyeth from August 1985 to November 1996 and held various financial positions.

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

Stephen P. Murray became our director upon consummation of the Aurora Merger on March 19, 2004. Mr. Murray is President and Chief Operating Officer of CCMP Capital and is a member of the firm’s Investment Committee. In addition, Mr. Murray focuses on investments in consumer, retail and services and healthcare infrastructure. CCMP Capital Advisors, LLC is a private equity firm formed in August 2006 by the former buyout/growth equity investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. CCMP Capital is advising J.P. Morgan Partners as to its investment in the Company. Prior to his role with CCMP, Mr. O’Brien was a Partner with J.P. Morgan Partners, LLC. Currently, Mr. Murray serves on the Board of Directors for AMC Entertainment, ARAMARK Holdings Corporation, Cabela’s Inc. , Generac, Jetro Holdings, MedQuest Associates, Quiznos Subs, Strongwood Insurance, USA.NET and Warner Chilcott Corporation.

Terry Peets became our director upon consummation of the Aurora Merger on March 19, 2004. Mr. Peets is an advisor to JPMP in its consideration of consumer segment investment opportunities. Over the past 25 years, Mr. Peets has served as Chairman of Bruno’s Supermarkets, Inc., Executive Vice President of Vons Grocery Company, Executive Vice President of Ralphs Grocery Company, and President and CEO of PIA Merchandising, Inc. Mr. Peets is the Chairman of the Board and Director of World Kitchen, Inc., Vice Chairman and Director of City of Hope National Cancer Center and the Beckman Research Institute, and a Director of Winn-Dixie Stores, Inc., Interstate Bakeries Corp. and Ruiz Foods Inc. Mr. Peets holds an M.B.A. with honors from Pepperdine University.

Kevin G. O’Brien became our director upon consummation of the Aurora Merger on March 19, 2004. Mr. O’Brien is a Managing Director of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. CCMP Capital is advising J.P. Morgan Partners as to its investment in the Company. Prior to his role with CCMP, Mr. O’Brien was a Partner with J.P. Morgan Partners, LLC. Prior to joining JPMP in 2000, Mr. O’Brien was a Vice President in the High Yield Capital Markets and High Yield Corporate Finance Groups at Chemical Securities Inc. and Chase Securities Inc. since 1994. Previously, he was a commissioned officer in the U.S. Navy. Currently, he serves as a director of CareMore Health Group and National Surgical Care.

John W. Childs became our director upon consummation of the Aurora Merger on March 19, 2004. Mr. Childs is Chairman and CEO of JWC, which started in July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from May 1987, most recently holding the position of Senior Managing Director. Prior to that, Mr. Childs was with the Prudential Insurance Company of America where he held various executive positions in the investment area ultimately serving as Senior Managing Director in charge of the Capital Markets Group. He is a director of SimCom Holdings, Inc., Sunny Delight Beverages Company, Sheridan Healthcare Inc. and Esselte AB.

Adam L. Suttin became our director upon consummation of the Aurora Merger on March 19, 2004. Mr. Suttin has been a Partner of JWC since January 1998 and has been with JWC since July 1995. Prior to that time, Mr. Suttin was an executive at Thomas H. Lee Company from August 1989, most recently holding the position of Associate. Mr. Suttin is a director of Advantage Sales and Marketing, Brookstone, Inc., Coldmatic Products International, LLC, Esselte AB, The NutraSweet Company, and Sunny Delight Beverages Company.

Raymond B. Rudy became our director upon consummation of the Aurora Merger on March 19, 2004. Mr. Rudy has been an Operating Partner of JWC since July 1995. Prior to that time, he was Deputy Chairman and Director of Snapple Beverage Corporation from 1992 until the company was sold in 1994. From 1987 to 1989, Mr. Rudy was President of Best Foods Subsidiaries of CPC International. From 1984 to 1986, Mr. Rudy was Chairman, President and CEO of Arnold Foods Company, Inc. He is the Chairman of Sunny Delight Beverages Company and a director of Widmer Brewing.

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

Rajath Shourie was appointed to the board of directors on November 8, 2005. Mr. Shourie is a Managing Director at Oaktree Capital Management LLC in the distressed debt group. He joined Oaktree in August 2002 after having spent two years at Goldman, Sachs & Co. in the Principal Investment Area. Prior thereto, he was a management consultant at McKinsey & Company, from 1995 to 1998. Mr. Shourie is a director of Pegasus Aviation Finance Company and Sundance Cinemas LLC.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

Our board of directors has adopted a written charter for the audit committee. Our audit committee is responsible for (1) selecting the independent auditors, (2) approving the overall scope of the audit, (3) assisting the board of directors in monitoring the integrity of our financial statements, the independent accountant’s qualifications and independence, the performance of the independent accountants and our internal audit function and our compliance with legal and regulatory requirements, (4) annually reviewing an independent auditors’ report describing the auditing firms’ internal quality-control procedures, any material issues raised by the most recent internal quality-control review, or peer review, of the auditing firm, (5) discussing the annual audited financial and quarterly statements with management and the independent auditor, (6) meeting separately, periodically, with management, internal auditors and the independent auditor, (7) reviewing with the independent auditor any audit problems or difficulties and managements’ response, (8) handling such other matters that are specifically delegated to the audit committee by the board of directors from time to time and (9) reporting regularly to the full board of directors.

The members of the audit committee are currently Messrs. O’Brien (who is an audit committee financial expert within the meaning of the rules and regulations of the Securities and Exchange Commission), Suttin, Peets and Jessick. Mr. O’Brien is not an independent director as such term is defined under rules of the New York Stock Exchange.

Compensation Committee

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

COMPENSATION DISCUSSION AND ANALYSIS

A.	Compensation Program Objectives and Design

The primary objective of the Company in establishing its comprehensive compensation program is to recruit, attract, retain and properly incent high level talent to work for and ultimately add value to the Company for the benefit of its shareholders.

Each element of the overall comprehensive program (discussed in greater detail below) is intended to be competitive with similar elements offered both locally and nationally by other like-size employers and competitors, and the elements taken together are intended to present a comprehensive competitive program to accomplish the objectives noted in the introductory paragraph.

The Company designed most of the major elements of its comprehensive compensation program by development of initial thoughts and ideas from its senior management team consisting of its Chief Executive Officer, Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Administrative Officer, Senior Vice President, Treasurer and Assistant Secretary and Senior Vice President, Secretary and General Counsel and consultation with other members of senior management. Additional input and suggested objectives were received from representatives of its major shareholders and outside, independent service providers. Major compensation elements are reviewed annually by senior management.

After receiving the input noted and final draft plans were developed, such plans were (and in the case of annual bonus plans, are annually) presented to the Company’s Compensation Committee. The Committee is made up of representatives of three of LLC’s shareholders representatives, CCMP Capital Advisors LLC., J.W. Childs Associates L.P. and C. Dean Metropoulos, who also serves as Chairman of the Board of Directors. Mr. Metropoulos does not participate in any discussions involving his compensation.

Comments are received, where applicable, from the Compensation Committee and ultimately adoption of the major compensation programs occurs by the Committee.

In the cases of Mr. Metropoulos who formerly was the CEO of the Company and currently serves as Chairman, and N. Michael Dion, CFO, certain elements of compensation were granted to them by the shareholders and the Board of Directors when the present Company was formed in November of 2003. These elements include the ability to receive certain incented units of LLC, the Company’s ultimate parent entity, tied to attainment of certain returns to the shareholders as well as other elements not generally available to other executives.

The Company’s compensation program is designed to reward performance by the Company’s executives which in turn creates value for the Company’s shareholders. Performance is reviewed annually for both the Company’s executives and the Company as a whole. The Company’s Compensation Committee reviews and approves annual compensation elements such as bonus plan attainment and the Company’s full Board of Directors reviews full year earnings and management performance by the Company’s executives. The Board as a whole also approves the Company’s annual budgets which include certain elements of the compensation program such as annual bonuses and annual merit increases, if any, for the Company’s executives.

In short, if value is not added to the Company annually, certain of the elements of the compensation program are not paid, i.e., annual bonuses and annual base compensation increases.

The compensation program is not intended to reward only short-term or annual performance, however. It is also intended to reward long-term Company performance as well. Therefore, key elements of the compensation program are the employee equity programs. These will be discussed in more detail below but the intention is to create long-term value to the Company’s share price.

B.	Elements of Compensation

For the period ending December 31, 2006, the Company had five principal elements which made up its compensation program. They are:

•	Base Salary and potential annual merit adjustment

•	Bonus Plan (MIP or “Management Incentive Plan”)

•	Employee equity plans known as the Stock Option Plan (“SOP”) and the Employee Stock Purchase Plan (“SPP”)

•	Severance, change of control and other termination-related programs

•	401K and other benefits

As noted in Section A, above, C. Dean Metropoulos and N. Michael Dion have other equity program incentives and other elements of compensation that were enacted by the Board and its shareholders that are not available to other executives of the Company and are not noted in the listing above.

The following is a brief discussion of each principal element of compensation.

(a)	Base Salary. Base salaries are set for all executive officers of the Company by the CEO of the Company with approval of the Compensation Committee. Base salaries are intended to compensate the executive officers and all other salaried employees for their basic services performed for the Company on an annual basis. All salaried employees are paid bi-weekly in equal increments. In setting base salaries, the Company takes into account the employee’s experience, the functions and responsibilities of the job, salaries for similar positions within the community and for competitive positions in the food industry generally and any other factor relevant to that particular job. The company attempts to pay in the middle range for each job but does not limit itself to this. In determining applicable salaries, the Company also consults with outside consultants and recruiters, senior members of its management team who have contacts and experience at other relevant companies, board members and shareholder employment related personnel. Base salaries may be adjusted annually and in certain circumstances, adjusted mid-year to deal with competitive pressures or change in job responsibilities.

(b)	Bonus Plan (MIP). The Company uses its MIP plans to incent its eligible employees on an annual basis. The MIP plans, together with base salary and basic benefits (other than 401K) are considered short-term compensation programs. In setting these short-term programs the Company also considers the equity plans and their value. These equity plans or long-term plans are discussed below. The Company’s MIP plans are intended to reward executives and other eligible employees for achieving annual profit and operational goals. Generally under all three such existing programs (one for Sales personnel, one for Food Service personnel and one for all other executives and eligible employees), the Company’s EBITDA target, which is approved annually by the Board of Directors, is a major component and individual goals or “MBO’s” account for the balance. Senior management of the Company decides on who is eligible to participate in the MIP plans and what the terms of the plans are including what an employees’ bonus potential is. All jobs at the Company have grade levels attached to them and these grade levels have target bonus levels assigned to them. The full Board of Directors must approve the bonus pool contained in the annual budget; the Compensation Committee must approve actual payment of bonuses pursuant to the MIP plans and must specifically consider and approve three named executive officers, C. Dean Metropoulos, N. Michael Dion and Jeff Ansell, CEO. All bonuses are equal to a preset percentage of a person’s salary with minimum and maximum payout if certain targets are attained. Bonuses are payable, once approved, shortly after the Company’s audit by the Company’s independent accounting firm is completed but prior to March 15th of the year following the bonus year in order to prevent such payments being deferred compensation subject to Section 409A of the Code.

(c)

Equity Programs. The Company has two long-term incentive programs: The SOP and the SPP. The Company does not have a defined benefit pension program. The SOP currently benefits approximately 230 salaried employees. The SOP was created in 2004 by the Board of Directors and is authorized to issue 29,600,000 options. The intention in creating and offering the plan was that eligible employees who were to receive options under the plan would be incented side by side with the Company’s shareholders to create long-term value for the Company. The strike price for the options granted originally was the equivalent of the original investor’s price paid per share, i.e. $1.00. This strike price is reviewed not less than annually by the Company and was reviewed twice in the last 6 months (in July of 2006 in conjunction with the Armour acquisition and in January of 2007). The last strike price set was $1.53. Options granted are partially vested over time and are partly based on performance. Generally options vest 2/9ths annually beginning one year from grant date and continue to vest for 3 years. The final 1/3 vests either on a change of control or similar event, if an internal rate of return of 15% per annum is attained by our sponsors or the expiration of seven years from the original grant date, whichever occurs first. Vesting terminates upon an employees’ termination but in most cases a terminated employee may purchase his vested shares within 90 days of termination.

This feature the Company believes is useful in attracting quality people who may have to leave before a liquidation event. Such terminated employee can, if he chooses, share in the future growth in value that he helped create. Options are granted based on recommendations of various members of senior management to an internal company option committee. The committee is comprised of C. Dean Metropoulos, Lynne Misericordia, Senior Vice President Treasurer and Assistant Secretary and Michael J. Cramer, Executive Vice President and Chief Administrative Officer. Mr. Metropoulos pursuant to an agreement by and among the shareholders, has the sole authority to grant options to employees of the Company (other than to himself and Mr. Dion) but has formed the options committee noted to review and approve such grants. Notwithstanding the vesting schedule noted above, when Mr. Jeffrey P. Ansell was hired in July of 2006 to assume the Chief Executive Officer position, certain of his options, i.e., the first 2/9ths, were vested as of the date of hire with normal vesting thereafter. Further, per his agreement, Mr. Ansell was granted 500,000 additional options which were fully vested when he purchased 500,000 shares of the Company stock in November of 2006. The second long-term incentive plan that the Company provides for its executives and other eligible employees is the SPP. The SPP was made available to all employees who were eligible to receive options pursuant to the SOP in 2005. The eligible employees purchased 10,482,971 shares of the Company including 500,000 by Jeff Ansell, CEO pursuant to his Employment Agreement signed in July of 2006. The Company believes that this plan allows employees to align their interests with the Company’s shareholders in creating value long-term. Together, the two noted equity plans are intended to foster long-term growth for the Company and provide a means of creating financial security for its senior executives.

(d)	Severance, change of control and other termination related programs. The Company generally has two forms of post-termination compensation—the use of change of control language in employment letters or agreements and basic severance plan provisions. Each of these two forms of compensation are necessary in the Company’s opinion to help attract and retain qualified top quality executives. In addition, the Company believes that it benefits from such plans as it helps to insure continuity of management. Without these plans, and in the event of a possible or actual change in control, certain executives may feel the need to find other employment before they were forced to leave after a change of control type event. With such plans in place, the Company believes that there would be more stability with its senior executives which allows for more efficient operation of the Company and creates additional value for the Company and its shareholders. At present, with one exception, the Company has only one type of change in control provision in its existing employment agreements and letter agreements with its various members of management. This provision essentially provides that, unless the applicable executive is retained in his or her job following a change in control with the same or similar duties, responsibilities, compensation and location of job, the executive may terminate his employment and receive a change of control payment. These payments range from 4 months of salary to two years of salary and bonus, as is the case for Mr. Metropoulos. The one exception allows the executive to leave upon a change in control regardless of whether he is offered a continuing role.

Further, the Company maintains a severance plan which is intended to be somewhere in the middle in terms of value to employees when compared against companies of similar size, location and industry type. The severance plan provides a weekly severance based upon the total years of service with the Company, with minimums of two weeks pay for new hires and up to 4 months pay for executives at higher levels. All executives of the Company who do not have change of control provisions applicable to them are eligible for the benefits of the severance plans.

(e)	401K and Other Benefits. The Company provides various other benefits and compensation related programs to executives and other salaried employees which allow it to provide a full and comprehensive compensation package to said employees. This full package of compensation elements is key to the Company’s objectives stated in Section A, above, to attract, retain and incent high quality individuals to the Company. The elements of the Company’s compensation program not otherwise discussed above are:

(i)	A 401K program wherein the Company matches 50% of employee contributions, up to a maximum Company contribution of 3% of the employee’s pay (up to the I.R.S. annual covered compensation limit);

(ii)	Medical and dental insurance which the Company pays 70% of the premiums for;

(iii)	Life and AD&D insurance paid for by the Company; and

(iv)	LTD and STD insurance, again paid for by the Company.

In setting up and providing the plans noted above, the Company uses outside benefits 401K and outside benefits consultants for medical and 401K plan design. Each of the outside consultants provides not less than annual advice on the plan designs for similar manufacturing companies across the United States and in the communities where the Company is located. As with other elements of compensation, the Company strives to provide competitive benefits to attract quality executives. The benefits noted in this section generally are at the 50th percentile of all similarly situated manufacturers and competitors with exceptions made which the Company believes necessary based on the communities where the Company is located.

(f)	Executive Compensation as a package of compensation elements. In summary, the Company has developed its various elements of compensation for its executives with the view that each element complements the rest of the elements of the compensation program and, most importantly, provides a total program that will allow the Company to attain the objectives set out in Section A, above. If any of the elements were missing, the Company does not believe it could attain the objectives noted. While the Company does not have a set policy that an incoming executive must receive a certain salary, a certain bonus amount, a certain amount of equity, etc., each of the elements is critical to providing a competitive compensation package to executives. Therefore, while no predetermined amount is set, the Company is careful to give adequate weight to short-term compensation vs. long-term compensation and no one decision is made with regard to one element of compensation without considering the impact upon the other elements and ultimately the objectives the Company wishes to achieve.

SUMMARY COMPENSATION TABLE

FISCAL 2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards (e) ($)		Option Awards (e) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
C. Dean Metropoulos (a) Chairman of the Board and Former Chief Executive Officer	2006	$2,000,000	$—		$1,202,750	(g)	$—	$1,000,000	$225,890	(h), (l)	$4,428,640

Jeffrey P. Ansell (b) Chief Executive Officer	2006	283,846	84,000	(f)	—		630,499	300,000	6,849	(i)	1,305,194

N. Michael Dion Executive Vice President and Chief Financial Officer	2006	450,000	—		120,275	(g)	—	200,000	5,086	(i)	775,361

Michael J. Cramer Executive Vice President and Chief Administrative Officer	2006	415,541	—		—		178,678	272,825	7,428	(i)	874,472

Craig Steeneck Executive Vice President, Operations Accounting/Planning & Systems	2006	367,404	—		—		106,656	325,625	7,140	(i)	806,825

William Toler President	2006	405,394	—		—		132,132	252,750	5,676	(i)	795,952

Officers whose employment terminated during 2006:

Evan Metropoulos (c) Executive Vice President	2006	17,308	—		—		—	—	975,551	(j)	992,859

David Roe (d) Executive Vice President, Marketing	2006	109,306	—		—		117,333	—	538,292	(k)	764,931

(a)	In addition to serving as Chairman of the Board, Mr. C.D. Metropoulos also served as Chief Executive Officer through July 5, 2006.

(b)	Mr. Ansell was appointed Chief Executive Officer on July 5, 2006.

(c)	Mr. E. Metropoulos was terminated without cause effective January 9, 2006.

(d)	Mr. Roe was terminated without cause effective April 19, 2006.

(e)	Stock Awards and Stock Option Grants were valued in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R. The assumptions used in the valuation are discussed in Note 5 in the Company’s Consolidated Financial Statements for the year ended December 31, 2006.

(f)	At the start of employment, Mr. Ansell received a $60,000 sign-on bonus as well as a $24,000 relocation bonus.

(g)	In connection with the financing and acquisition of the Armour Foods Business, Mr. C.D. Metropoulos and Mr. Dion, together with our other shareholders, purchased 39,600 Class A Units of LLC, PFGI’s ultimate parent, for $39.6 million. In return for the investment in Class A units, Mr. C.D. Metropoulos and Mr. Dion also received 2,926.32 fully vested Class C, 2,238.25 fully vested Class D and 2,356.05 fully vested Class E units at a discounted price of $400,000. The Class C, D and E units were valued at $1,815,000. Accordingly, the Company recorded a compensation charge of $1,415,000. Mr. C.D. Metropoulos and Mr. Dion received 85% and 8.5%, respectively, of the units granted to CDM. The remaining 6.5% of the units were granted to an individual, who is not an employee of the Company.

(h)	For Mr. C.D. Metropoulos, “All other compensation” includes items provided under his employment agreement with Pinnacle. For 2006, “All other compensation” includes the following: $144,602 for accounting and tax services provided for Mr. C.D. Metropoulos, $40,250 for personal use of vehicles that we provided, $32,062 for club dues, contributions made by the Company to Mr. C.D. Metropoulos’ 401(k) account and group life insurance in excess of $50,000.

(i)	For Messrs. Ansell, Dion, Steeneck, Cramer and Toler, “All other compensation” for 2006 includes contributions made by the Company to the individuals’ 401(k) accounts and group life insurance in excess of $50,000.

(j)	For Mr. E. Metropoulos, “All other compensation” includes a severance benefit of $975,000, which was paid upon termination pursuant to his amended employment agreement, as well as contributions made by the Company to Mr. E. Metropoulos’ 401(k) account and group life insurance in excess of $50,000.

(k)	For Mr. Roe, “All other compensation” includes a severance benefit of $514,500, which was paid upon termination pursuant to his letter of employment, as well as contributions made by the Company to Mr. Roe’s 401(k) account and group life insurance in excess of $50,000.

(l)	In accordance with Section 2.3(b) of the Amended and Restated Members’ Agreement for LLC dated March 19, 2004, so long as Mr. C.D. Metropoulos is the Management Manager, he shall be entitled to determine the payment of annual compensation to, and the reimbursement of expenses for office space, furniture, supplies, administration, telecommunications and other customary provisions and travel (including costs with respect to airplane) incurred by any of the CDM Executives (which includes Mr. Dion) (provided, that Mr. C.D. Metropoulos shall not be entitled to determine the amount of his annual compensation) in an amount not to exceed $8.0 million in any fiscal year.

GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)		Closing Price on Grant Date ($/sh)		Grant Date Fair Value of Stock and Option Awards ($)
C. Dean Metropoulos	03/01/2006	(a	)	—		—

Jeffrey P. Ansell	07/05/2006 11/10/2006	—		3,500,000 500,000	$ $	1.00 1.00	$ $	1.00 1.00	$1,330,000 190,000

N. Michael Dion	03/01/2006	(a	)	—		—

William Toler	10/15/2006	—		175,000		$1.00		$1.00	66,500

Craig Steeneck	01/15/2006 04/15/2006 07/15/2006 10/15/2006	—		500,000 75,000 75,000 50,000	$ $ $ $	1.00 1.00 1.00 1.00	$ $ $ $	1.00 1.00 1.00 1.00	190,000 28,500 28,500 19,000

Michael J. Cramer	10/15/2006	—		50,000		$1.00		$1.00	19,000

(a)	In connection with the financing and acquisition of the Armour Foods Business, Mr. C.D. Metropoulos and Mr. Dion, together with our other shareholders, purchased 39,600 Class A Units of LLC, PFGI’s ultimate parent, for $39.6 million. In return for the investment in Class A units, Mr. C.D. Metropoulos and Mr. Dion also received 2,926.32 fully vested Class C, 2,238.25 fully vested Class D and 2,356.05 fully vested Class E units at a discounted price of $400,000. The Class C, D and E units were valued at $1,815,000. Accordingly, the Company recorded a compensation charge of $1,415,000. Mr. C.D. Metropoulos and Mr. Dion received 85% and 8.5%, respectively, of the units granted to CDM. The remaining 6.5% of the units were granted to an individual, who is not an employee of the Company.

Material Terms of Employment Agreements

C. Dean Metropoulos

The material terms of Mr. Metropoulos’ employment agreement with the Company include an annual base salary of $2,000,000. In addition, Mr. Metropoulos is eligible for an annual bonus of up to $1,000,000. During Mr. Metropoulos’ employment, the Company will provide to him the use of a company paid vehicle, country club membership, income tax and accounting services, office rent and secretarial support. Mr. Metropoulos’ employment agreement contains provisions for a post-employment payment in certain instances, which is described more fully later in this section.

If it is determined that any payment to Mr. Metropoulos would be subject to any tax, other than income tax (“Excise Tax”), then the Company shall promptly pay to Mr. Metropoulos an additional payment (“Gross-up Payment”) in an amount such that he retains, after payment of all taxes and all interest and penalties with respect thereto, an amount of the Gross-up Payment equal to the Excess Tax imposed upon the payment. Notwithstanding, in connection with the acquisition of Crunch Holding Corp. by Peak Holdings, Mr. Metropoulos entered into an amendment to his employment agreement in which he agreed to waive his rights to any gross-up payment payable in connection with the consummation of the acquisition by Peak Holdings. Mr. Metropoulos’ employment agreement expires in November 2007.

In addition to Mr. Metropoulos’ employment agreement and in accordance with Section 2.3(b) of the Amended and Restated Members’ Agreement for LLC dated March 19, 2004, so long as Mr. Metropoulos is the Management Manager, he shall be entitled to determine the payment of annual compensation to, and the reimbursement of expenses for office space, furniture, supplies, administration, telecommunications and other customary provisions and travel (including costs with respect to airplane) incurred by any of the CDM Executives (which includes Mr. Dion) (provided, that Mr. C.D. Metropoulos shall not be entitled to determine the amount of his annual compensation) in an amount not to exceed $8.0 million in any fiscal year.

Jeffrey P. Ansell

The material terms of Mr. Ansell’s employment agreement with the Company include an annual base salary of $600,000 (“Annual Base Salary”). In addition, Mr. Ansell is eligible for an annual bonus of up to 100% of his Annual Base Salary upon the achievement of target performance criteria as established by Pinnacle’s Compensation Committee (“Target Bonus”). Mr. Ansell shall also be entitled to receive an additional annual bonus of up to 50% of his Annual Base Salary based upon the achievement of additional performance criteria beyond the criteria set for the Target Bonus, with the additional criteria also to be established by Pinnacle’s Compensation Committee (“Stretch Bonus”).

Mr. Ansell received a signing bonus of $60,000 and is entitled to an anniversary bonus of $60,000 payable one year from the date his employment commences. Upon Mr. Ansell’s employment with the Company, he received a grant of 3.5 million stock options (the “Initial Grant”) pursuant to the terms and conditions of the 2004 Stock Option Plan (the “Option Plan”). The options were granted with an exercise price of $1.00 per share and, except as mentioned below, will generally be subject to the terms and conditions of the Option Plan. The Initial Grant shall be as of the date employment commences and shall vest as follows: 2/9th vesting upon the date employment commences, 2/9th vesting on the 1st anniversary of employment, 2/9th on the second anniversary and all other vesting per the Option Plan. In addition, Mr. Ansell will receive an additional grant of stock options (not to exceed 500,000) pursuant to the Option Plan in such number of stock options as equals the number of shares of common stock that he purchases under the 2004 Employee Stock Purchase Plan, all of which vest immediately. Mr. Ansell purchased 500,000 shares of common stock under the 2004 Stock Purchase Plan in November 2006.

N. Michael Dion

The material terms of Mr. Dion’s employment agreement with the Company include an annual base salary of $450,000. In addition, Mr. Dion is eligible for an annual target bonus of up to $200,000. Mr. Dion’s employment agreement contains provisions for a post-employment payment in certain instances, which is described more fully later in this section.

If it is determined that any payment to Mr. Dion would be subject to any tax, other than income tax (“Excise Tax”), then the Company shall promptly pay to Mr. Dion an additional payment (“Gross-up Payment”) in an amount such that he retains, after payment of all taxes and all interest and penalties with respect thereto, an amount of the Gross-up Payment equal to the Excess Tax imposed upon the payment. Mr. Dion’s employment agreement expires in November 2007.

Craig Steeneck

The material terms of Mr. Steeneck’s employment arrangement with the Company include an initial annual base salary of $362,500, which is subject to an annual review by the Company. Subsequently, Mr. Steeneck’s annual base salary has been increased to $367,500. In addition, Mr. Steeneck is eligible for a target bonus of 75% (100% maximum) of his base salary. Mr. Steeneck’s employment arrangement contains provisions for a post-employment payment in certain instances, which is described more fully later in this section.

At the inception of employment, Mr. Steeneck’s arrangement entitled him to receive 1,000,000 options to acquire shares of common stock of Crunch Holding Corp. Additionally, the arrangement stipulated additional option grants of 500,000, 75,000 and 75,000 on or around December 31, 2005, March 31, 2006 and June 20, 2006, respectively. Mr. Steeneck also received 50,000 options on October 15, 2006.

William Toler

The material terms of Mr. Toler’s employment arrangement with the Company include an initial annual base salary of $350,000, which is subject to an annual review by the Company. Subsequently, Mr. Toler’s annual base salary has been increased to $405,500. In addition, Mr. Toler is eligible for a target bonus of 50% (100% maximum) of his base salary. Mr. Toler’s employment arrangement contains provisions for a post-employment payment in certain instances, which is described more fully later in this section.

Mr. Toler’s employment arrangement entitled him to receive options to acquire shares of common stock of Crunch Holding Corp. in an amount comparable to other senior executives at his level in the Company.

Michael J. Cramer

The material terms of Mr. Cramer’s employment arrangement with the Company include an annual base salary of $415,650, which is subject to an annual review by the Company. In addition, Mr. Cramer is eligible for a target bonus of 50% (100% maximum) of his base salary.

Post-Termination Payments Included in Summary Compensation Table

On January 9, 2006, the amended employment agreement of Evan Metropoulos was terminated. Such termination was deemed to be without Cause (as such term is defined in the amended employment agreement). Pursuant to the amended employment agreement, Mr. Metropoulos was entitled to a severance benefit of 150% of his annual base compensation at the time of termination (as such term is defined in the amended employment agreement). Additionally, on April 19, 2006, David Roe was terminated. Pursuant to his employment arrangement, Mr. Roe was entitled to a severance benefit of 150% of his annual base compensation at the time of termination.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Jeffrey P. Ansell	777,777 500,000	2,722,223 —	(a)	—	$ $	1.00 1.00	07/05/2016 11/10/2016

William Toler	733,333 38,888 —	916,667 136,112 175,000	(b) (b) (b)	—	$ $ $	1.00 1.00 1.00	03/22/2014 07/15/2015 10/15/2016

Michael J. Cramer	1,111,111 —	1,388,889 50,000	(c) (c)	—	$ $	1.00 1.00	03/19/2014 10/15/2006

Craig Steeneck	222,222 — — — —	777,778 500,000 75,000 75,000 50,000	(d) (d) (d) (d) (d)	—	$ $ $ $ $	1.00 1.00 1.00 1.00 1.00	07/15/2015 01/15/2016 04/15/2016 07/15/2016 10/15/2016

(a)	Mr. Ansell’s unexercisable options vest as follows: in fiscal 2007 – 777,778; in fiscal 2008 – 777,778; and in fiscal 2013 – 1,166,667.

(b)	Mr. Toler’s unexercisable options vest as follows: in fiscal 2007 – 444,444; in fiscal 2008 77,778, in fiscal 2009 – 38,889, in fiscal 2011 – 550,000, in fiscal 2012 – 58,334; and in fiscal 2013 – 58,334.

(c)	Mr. Cramer’s unexercisable options vest as follows: in fiscal 2007 – 566,667; in fiscal 2008 11,111, in fiscal 2009 – 11,111, in fiscal 2011 – 833,333, in fiscal 2013 – 16,667.

(d)	Mr. Steeneck’s unexercisable options vest as follows: in fiscal 2007 – 377,776; in fiscal 2008 377,779, in fiscal 2009 – 155,556, in fiscal 2012 – 333,333; and in fiscal 2013 – 233,334.

OPTION EXERCISES AND STOCK VESTED TABLE

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
C. Dean Metropoulos	(a	)	$1,202,750
N. Michael Dion	(a	)	120,275

(a)	In connection with the financing and acquisition of the Armour Foods Business, Mr. C.D. Metropoulos and Mr. Dion, together with our other shareholders, purchased 39,600 Class A Units of LLC, PFGI’s ultimate parent, for $39.6 million. In return for the investment in Class A units, Mr. C.D. Metropoulos and Mr. Dion also received 2,926.32 fully vested Class C, 2,238.25 fully vested Class D and 2,356.05 fully vested Class E units at a discounted price of $400,000. The Class C, D and E units were valued at $1,815,000. Accordingly, the Company recorded a compensation charge of $1,415,000. Mr. C.D. Metropoulos and Mr. Dion received 85% and 8.5%, respectively, of the units granted to CDM. The remaining 6.5% of the units were granted to an individual, who is not an employee of the Company.

OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS

C. Dean Metropoulos

The amended and restated employment agreement by and between the Company and Mr. C.D. Metropoulos contains a provision for a potential payment in connection with the termination of employment without Cause by the Company, for Good Reason by Mr. C.D. Metropoulos, or due to Mr. C.D. Metropoulos’ Disability.

“Cause” is defined in the amended and restated employment agreement as an act of intentional fraud upon the Company that has caused a harm or injury to the Company; provided, however, that (x) the Board shall provide Mr. C.D. Metropoulos with notice of the particular acts or omissions that are alleged to give rise to such fraud and (y) the Board shall hold a hearing no sooner than ten days after such notice at which Mr. C.D. Metropoulos shall have the right to address the Board and dispute such allegations. Mr. C.D. Metropoulos shall have the right to contest a determination of Cause by the Board by requesting arbitration.

“Good Reason” is defined in the amended and restated employment agreement as (A) the assignment to Mr. C.D. Metropoulos of any position, authority, duties or responsibilities inconsistent with Section 2(a) of the amended and restated employment agreement (including status, offices, titles and reporting requirements), or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities of Mr. C.D. Metropoulos with the Company, excluding for this purpose an action not taken in bad faith and which is remedied by the Company promptly after receipt of written notice thereof specifying the particular action in issue, (B) a material breach by the Company of this Agreement or any stock option agreement between the Company and Mr. C.D. Metropoulos, which is not cured within 30 days after the receipt of written notice specifying the particular acts or omissions giving rise to such breach, (C) a reduction, without the prior written consent of Mr. C.D. Metropoulos, in the amount of annual base salary and/or annual bonus paid to Mr. C.D. Metropoulos by the Company in any given year as compared to the immediately preceding year (other than as a result of the Company’s failure to achieve bonus criteria established by the Board), (D) any removal by the Board of Mr. C.D. Metropoulos as the Chief Executive Officer of the Company other than for Cause, (E) any failure to elect or reelect Mr. C.D. Metropoulos as a director of the Company, other than for Cause, (F) the relocation, without the prior written consent of Mr. C.D. Metropoulos, of his principal place of employment more than 30 miles from his current principal place employment if such relocation would increase his commute, or (G) following a Change in Control (i) the failure of Mr. C.D. Metropoulos to hold the position and have the authority, duties and responsibilities of Chief Executive Officer of the surviving or ultimate parent entity, as applicable, (ii) the failure of Mr. C.D. Metropoulos to report solely to the Board of Directors or analogous governing body of the surviving or ultimate parent entity, as applicable; or (iii) the failure of Mr. C.D. Metropoulos to be elected and reelected as a director of the surviving or ultimate parent entity, as applicable, other than for Cause.

“Disability” is defined in the amended and restated employment as (A) Mr. C.D. Metropoulos incapacity due to death or a permanent mental or physical illness that prevents him from performing his duties hereunder or (B) a physical condition that renders the performance by Mr. C.D. Metropoulos of his duties hereunder a serious threat to his health and well being. Disability shall be determined by a physician selected by Mr. C.D. Metropoulos (or his legal representative) and reasonably acceptable to the Company.

The obligations of the Company upon termination of Mr. C.D. Metropoulos for Cause, Good Reason or Disability includes an amount (the “Severance Amount”) that is equal to two (2) times the amount of the then current annual base compensation (including the annual bonus portion of the annual base compensation targeted for such fiscal year whether or not earned as of the date of termination). The Severance Amount is currently estimated at $6 million. In addition, for a period commencing on the date of such termination and continuing for twenty-four (24) months thereafter, the Company shall continue to provide benefits under Welfare Plans and the Other Benefits substantially equivalent to those that were being provided prior to the termination (“Benefit Continuation”). The Welfare Plans include, but are not limited to, comprehensive medical and dental coverage, disability and basic and supplemental life insurance. The Other Benefits include, but are not limited to, the provision of a company car of Mr. C.D. Metropoulos’ choice, club membership, tax/accounting services, office rent and secretarial support. The Benefit Continuation is currently estimated at $774,000.

Notwithstanding, in connection with the acquisition of Crunch Holding Corp. by Peak Holdings, Mr. Metropoulos entered into an amendment to his employment agreement in which he agreed to waive his rights to any gross-up payment payable in connection with the consummation of the acquisition by Peak Holdings.

If it is determined that any payment to Mr. Metropoulos would be subject to any tax, other than income tax (“Excise Tax”), then the Company shall promptly pay to Mr. Metropoulos an additional payment (“Gross-up Payment”) in an amount such that he retains, after payment of all taxes and all interest and penalties with respect thereto, an amount of the Gross-up Payment equal to the Excess Tax imposed upon the payment. Mr. Metropoulos’ employment agreement expires in November 2007.

Jeffrey P. Ansell

The employment agreement by and between the Company and Mr. Ansell contains a provision for a potential payment in connection with the termination of employment without Cause by the Company, for Good Reason by Mr. Ansell, or due to Mr. Ansell’s Disability.

“Cause” is defined in the employment agreement as an act of intentional fraud upon the Company that has caused a harm or injury to the Company or a willful misappropriation of Company funds; provided, however, that prior to any such termination (x) the Board shall provide Mr. Ansell with notice of the particular acts or omissions that are alleged to give rise to such fraud or misappropriation and (y) the Board shall hold a hearing no sooner than ten days after such notice at which Mr. Ansell shall have the right (with counsel present) to address the Board and dispute such allegations. Mr. Ansell shall have the right to contest a determination of Cause by the Board by requesting arbitration.

“Good Reason” is defined in the employment agreement as (A) the assignment to Mr. Ansell of any position, authority, duties or responsibilities inconsistent with Section 2(a) of the employment agreement (including status, offices, titles and reporting requirements), or any other action by the Company which results in a material diminution in such position, authority, duties or responsibilities of Mr. Ansell with the Company, excluding for this purpose an action not taken in bad faith and which is remedied by the Company promptly after receipt of written notice thereof specifying the particular action in issue, (B) a material breach by the Company of this Agreement or any stock option agreement between the Company and Mr. Ansell, which is not cured within 30 days after the receipt of written notice specifying the particular acts or omissions giving rise to such breach, (C) a reduction, without the prior written consent of Mr. Ansell, in the amount of annual base salary and/or annual bonus paid to Mr. Ansell by the Company in any given year as compared to the immediately preceding year (other than as a result of Mr. Ansell’s failure to achieve bonus criteria established by the Board), (D) any removal by the Board of Mr. Ansell as the Chief Executive Officer of the Company other than for Cause, (E) following a Change in Control, the failure of Mr. Ansell to hold the position and have the authority, duties and responsibilities of the Chief Executive Officer of the surviving or ultimate parent entity, as applicable, (F) failure of the Company to invite or allow Mr. Ansell to participate in the Board of Directors’ meetings, (G) the relocation, without Mr. Ansell’s prior written consent, of his principal place of employment more than 30 miles from his principal office, or (H) the failure of the Company to assign the Company’s obligations under the agreement to a successor or the failure of such successor to assume such obligation.

“Disability” is defined in the employment as (A) Mr. Ansell incapacity due to death or a permanent mental or physical illness that prevents or is expected to prevent him from performing his duties hereunder for a period of not less than 3 continuous months. Disability shall be determined by a physician selected by Mr. Ansell (or his legal representative) and reasonably acceptable to the Company.

The obligations of the Company upon termination of Mr. Ansell for Cause, Good Reason or Disability includes an amount (the “Severance Amount”) that is equal to one (1) times the amount of the then current annual base compensation (which includes the then current annual base salary and the prior year’s annual bonus paid); provided, however, that in all events, the Severance Amount shall not be less than $1,000,000. The Severance Amount is currently estimated at $1,000,000. The Company shall also pay to Mr. Ansell a partial Annual Bonus (the “Partial Annual Bonus”) in cash for the fiscal year in which such termination occurs. The Partial Annual Bonus is currently estimated at $300,000. In addition, for a period commencing on the date of such termination and continuing for twelve (12) months thereafter, if Mr. Ansell elects COBRA continuation coverage under the Company’s welfare plans, Mr. Ansell will pay a COBRA premium in an amount equal to the premium charged to active employees and the Company will pay any additional COBRA premium amount (“Benefit Continuation”). The Benefit Continuation is currently estimated at $12,000.

N. Michael Dion

The amended and restated employment agreement by and between the Company and Mr. Dion contains a provision for a potential payment in connection with the termination of employment without Cause by the Company, for Good Reason by Mr. Dion, or due to Mr. Dion’s Disability.

“Cause” is defined in the amended and restated employment agreement as an act of intentional fraud upon the Company that has caused a harm or injury to the Company; provided, however, that (x) the Board shall provide Mr. Dion with notice of the particular acts or omissions that are alleged to give rise to such fraud and (y) the Board shall hold a hearing no sooner than ten days after such notice at which Mr. Dion shall have the right to address the Board and dispute such allegations. Mr. Dion shall have the right to contest a determination of Cause by the Board by requesting arbitration.

“Good Reason” is defined in the amended and restated employment agreement as (A) the assignment to Mr. Dion of any position, authority, duties or responsibilities inconsistent with Section 2(a) of the amended and restated employment agreement (including status, offices, titles and reporting requirements), or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities of Mr. Dion with the Company, excluding for this purpose an action not taken in bad faith and which is remedied by the Company promptly after receipt of written notice thereof specifying the particular action in issue, and provided that a reassignment of Mr. Dion’s position, authority, duties or responsibilities by the CEO in accordance with Section 2(a) shall not be considered an event described in this clause (A), (B) a material breach by the Company of this Agreement or any stock option agreement between the Company and Mr. Dion, which is not cured within 30 days after the receipt of written notice specifying the particular acts or omissions giving rise to such breach, (C) a reduction, without the prior written consent of Mr. Dion, in the amount of annual base salary and/or annual bonus paid to Mr. Dion by the Company in any given year as compared to the immediately preceding year (other than as a result of the Company’s failure to achieve bonus criteria established by the Board), (D) the relocation, without the prior written consent of Mr. Dion, of his principal place of employment more than 30 miles from his current principal place employment if such relocation would increase his commute, or (E) following a Change in Control (i) the failure of Mr. Dion to hold the position and have the authority, duties and responsibilities which he holds had has immediately prior to the Change in Control, at the surviving or ultimate parent entity, as applicable, or (ii) the failure of Mr. Dion to report solely to the CEO of the surviving or ultimate parent entity, as applicable.

“Disability” is defined in the amended and restated employment as (A) Mr. Dion incapacity due to death or a permanent mental or physical illness that prevents him from performing his duties hereunder or (B) a physical condition that renders the performance by Mr. Dion of his duties hereunder a serious threat to his health and well being. Disability shall be determined by a physician selected by Mr. Dion (or his legal representative) and reasonably acceptable to the Company.

The obligations of the Company upon termination of Mr. Dion for Cause, Good Reason or Disability includes an amount (the “Severance Amount”) that is equal to one and one-half (1 1/2) times the amount of the then current annual base compensation (including the annual bonus portion of the annual base compensation targeted for such fiscal year whether or not earned as of the date of termination). The Severance Amount is currently estimated at $975,000. In addition, for a period commencing on the date of such termination and continuing for eighteen (18) months thereafter, the Company shall continue to provide benefits under Welfare Plans substantially equivalent to those that were being provided prior to the termination (“Benefit Continuation”). The Welfare Plans include, but are not limited to, comprehensive medical and dental coverage, disability and basic and supplemental life insurance. The Benefit Continuation is currently estimated at $18,000.

If it is determined that any payment to Mr. Dion would be subject to any tax, other than income tax (“Excise Tax”), then the Company shall promptly pay to Mr. Dion an additional payment (“Gross-up Payment”) in an amount such that he retains, after payment of all taxes and all interest and penalties with respect thereto, an amount of the Gross-up Payment equal to the Excess Tax imposed upon the payment. Mr. Dion’s employment agreement expires in November 2007.

William Toler

Mr. Toler’s offer of employment includes a provision for a potential payment in connection (a) his termination for any reason other than good cause, his voluntary resignation, death or disability which continues for more than six (6) months or (b) in the event of a change of control which results in his loss of job, a diminution of his current job description and responsibilities, a reduction in the then current salary or certain benefits, or requires a relocation of his office more than 25 miles from his then current office.

The obligations of the Company upon termination of Mr. Toler includes an amount (the “Severance Amount”) that is equal to one year of Mr. Toler’s then current annual salary plus an target bonus of 50%. The Severance Amount is currently estimated at $608,000. In addition, for a period commencing on the date of such termination and continuing for twelve (12) months thereafter, the Company shall pay for Mr. Toler’s health insurance benefits (“Welfare Benefit”). The Welfare Benefit is currently estimated at $12,000.

Michael J. Cramer

Mr. Cramer’s offer of employment does not include any special provision for a post-employment payment. Therefore, in the event Mr. Cramer’s employment is terminated other than for cause, any post-employment payment due would be under the Company’s existing severance plan. For employees at Mr. Cramer’s level, the severance benefit would be 16 weeks of compensation, which includes base salary only. The severance amount is currently estimated at $128,000.

Craig Steeneck

Mr. Steeneck’s offer of employment includes a provision for a potential payment in connection his termination for other than cause, with cause being defined as the willful misconduct or commission of a crime while employed. Termination without cause shall include a change of control of the ownership of the business in the event that Mr. Steeneck is not offered a job with similar pay, benefits and responsibility.

The obligations of the Company upon termination of Mr. Steeneck includes an amount (the “Severance Amount”) that is equal to one year of Mr. Steeneck’s then current annual salary plus an target bonus of 75%. The Severance Amount is currently estimated at $643,000.

COMPENSATION OF DIRECTORS

Our directors who are also our employees or employees of our Sponsors will receive no additional compensation for their services as director. Those directors who are not employees of us or our Sponsors will be paid (1) an annual retainer of $25,000 to be paid quarterly in arrears and (2) an annual option grant of 10,000 options with a one year vesting period. We also promptly reimburse our non-employee directors for reasonable expenses incurred to attend meetings of our board of directors or its committees.

Director Compensation Table

Name (b)	Fees Earned or Paid in Cash ($)	Option Awards ($) (a)		All Other Compensation ($)	Total ($)
Terry Peets	$25,000	3,200	(b)	—	$28,200
David R. Jessick	25,000	3,200	(b)	—	28,200

(a)	Stock Awards and Stock Option Grants were valued in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R. The assumptions used in the valuation are discussed in Note 5 in the Company’s Consolidated Financial Statements for the year ended December 31, 2006.

(b)	As of December 31, 2006, Messrs. Peets and Jessick each have outstanding options to purchase 30,000 shares of the CHC’s common stock. The options have an exercise price of $1.00 per share and are fully vested.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. C.D. Metropoulos, our Chairman, is the only member of the compensation committee who is also one of our employees or officers. However, Mr. C.D. Metropoulos does not participate in decisions affecting his own compensation. For information regarding certain transactions between us and Mr. C.D. Metropoulos, see “Certain relationships and related transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Crunch Holding Corp. owns 100% of the capital stock of PFGI. LLC and certain members of PFGI management together own 100% of the capital stock of Crunch Holding Corp.

The following table sets forth information with respect to the ownership of the membership units of LLC as of December 31, 2006:

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

Name of beneficial owner	Number of Class A, Class B and Class C Units Beneficially Owned (1)	Percent of Units (1)
JPMP Capital Corp.(2)	142,687	24.13%
J.W. Childs Associates, Inc.(3)	142,687	24.13%
CDM Investor Group LLC(4)	52,012	8.79%
Crunch Equity Voting Trust(5)	254,059	42.96%
Stephen P. Murray(6)	142,687	24.13%
Terry Peets	—	—
Kevin G. O’Brien(7)	142,687	24.13%
John W. Childs(8)	142,687	24.13%
Adam L. Suttin(8)	142,687	24.13%
Raymond B. Rudy(8)	142,687	24.13%
David R. Jessick	—	—
Rajath Shourie(9)	—	—
C. Dean Metropoulos(10)	52,012	8.79%
N. Michael Dion(11)	—	—
All directors and executive officers as a group(12)	337,386	57.05%

(1)	Represents the aggregate ownership of the Class A, Class B and Class C Units of LLC. Affiliates of JPMP Capital Corp. and J.W. Childs Equity Investors III, L.P. and Crunch Equity Voting Trust own only Class A Units. The Class B and Class C Units are owned only by CDM and its officers.

(2)	Includes 75,906.20 of Class A Units owned by J.P. Morgan Partners (BHCA), L.P., 21,390.20 of Class A Units owned by J.P. Morgan Partners Global Investors (Selldown II) L.P., 18,195.87 of Class A Units owned by J.P. Morgan Partners Global Investors, L.P., 9,135.15 of Class A Units owned by J.P. Morgan Partners Global Investors (Cayman), L.P., 6,160.80 of Class A Units owned by J.P. Morgan Partners Global Investors (Selldown) 2,795.86 of Class A Units owned by J.P. Morgan Partners Global Investors A, L.P., and 1,021.60 of Class A Units owned by J.P. Morgan Partners Global Investors (Cayman) II, L.P. JPMP Capital Corp., which is an affiliate of JPMorgan Chase & Co., is the direct or indirect general partner of each of these entities. JPMP Capital Corp. and each of the foregoing entities is an affiliate of J.P. Morgan Partners, LLC and has an address c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, 39th Floor, New York, New York 10020. Also includes 8,081.05 units owned by Co-Investment Partners, L.P. Pursuant to a proxy agreement, each of J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors A, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P. and J.P. Morgan Partners Global Investors (Cayman) II, L.P. has the right to vote the units owned by Co-Investment Partners, L.P.

(3)	Includes 139,111.23 of Class A Units owned by J.W. Childs Equity Partners III, L.P. and 3,575.51 Units of Class A owned by JWC Fund III Co-Invest, LLC. J.W. Childs Associates, Inc. is the direct or indirect majority shareholder, general partner or managing member, as applicable, of each of these entities.

(4)	Includes 1,063.44 Class A Units, 30,950 Class B Units and 19,998.17 Class C Units owned by CDM. CDM also owns 31,128.86 Class D Units and 32,767.49 Class E Units. C. Dean Metropoulos is the managing member of CDM and has the sole power to direct the voting and disposition of any Units owned by CDM. N. Michael Dion is a non-managing member of CDM and certain of their respective affiliates. The address of CDM and each of the foregoing persons is c/o CDM Investor Group LLC, 67 Mason Street, Greenwich, Connecticut 06830.

(5)	Crunch Equity Voting Trust (the “Bondholder Trust”) was formed prior to the consummation of the Aurora Merger and holds approximately 254,059.08 Class A Units on behalf of the Aurora bondholders. Each ownership interest in the Bondholder Trust represents a corresponding interest in LLC. The Bondholder Trust has a board of three voting trustees. As more fully set forth in the trust agreement for the Bondholder Trust, the board has the authority, at the board’s sole discretion, to exercise certain rights and cause the Bondholder Trust to perform certain obligations of the Bondholder Trust. Certain other actions taken by the board require the consent or instruction of the holders of ownership interests in the Bondholder Trust. The Bondholder Trust terminates upon the liquidation, dissolution or winding up of the affairs of LLC or at such time (following the deposit of the first Class A Units into the Bondholder Trust) as the Bondholder Trust ceases to hold any Class A Units.

(6)	Reflects the shares directly owned by J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors A, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P., J.P. Morgan Partners Global Investors (Selldown), L.P. and J.P. Morgan Partners Global Investors (Selldown II), L.P. (collectively, the “JPMP Entities”) due to his status as an executive officer of JPMP Capital Corp., a wholly owned subsidiary of JPMorgan Chase & Co. and the direct and indirect general partner of each of the JPMP Entities. Mr. Murray disclaims beneficial ownership except to the extent of his pecuniary interest. The address of Mr. Murray is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020.

(7)	Mr. O’Brien is a Partner of J.P. Morgan Partners, LLC and a limited partner of JPMP Master Fund Manager, L.P. (“JPMP MFM”), an entity which has a carried interest in investments of the JPMP Entities. While Mr. O’Brien has no beneficial ownership of these shares held by the JPMP Entities under Section 13(d) of the Exchange Act because he has no ability to control the voting or investment power of the JPMP Entities, Mr. O’Brien has an indirect pecuniary interest in the shares of LLC held by the JPMP Entities as a result of his status as a limited partner of JPMP MFM. Mr. O’Brien disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. The actual pecuniary interest which may be attributable to Mr. O’Brien is not readily determinable because it is subject to several variables, including without limitation, the JPMP Entities’ internal rate of return and vesting. Mr. O’Brien’s address is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020.

(8)	Each of Messrs. Childs, Suttin and Rudy may be deemed the beneficial owner of the Units owned by J.W. Childs Associates, Inc., in their capacity as a shareholder, Partner or Operating Partner of J.W. Childs Associates, Inc. and certain of its affiliates, as applicable. Each of Messrs. Childs, Suttin and Rudy disclaim beneficial ownership of such Units. The address for each of them is c/o J.W. Childs Associates, L.P., 111 Huntington Avenue, Suite 2900, Boston, Massachusetts 02199-7610.

(9)	Mr. Shourie is a Managing Director of Oaktree Capital Management, LLC (“Oaktree”). Oaktree is the general partner or investment adviser of certain funds and accounts which hold, in the aggregate, 84,430.934 units of ownership interest in the Bondholder Trust, and may be deemed to have beneficial ownership of such units. Mr. Shourie, Oaktree and its members, principals and officers hereby disclaim beneficial ownership of such units, except to the extent of any pecuniary interest therein.

(10)	Mr. C.D. Metropoulos may be deemed the beneficial owner of the Units owned by CDM set forth in note (4) due to his status as its managing member. Mr. C.D. Metropoulos disclaims beneficial ownership of any such Units except to the extent of his pecuniary interest. In addition, Mr. C.D. Metropoulos owns 5,000,000 shares of common stock (0.91%) of Crunch Holding Corp., which is a wholly owned subsidiary of LLC.

(11)	Mr. Dion is a non-managing member of CDM but has no power to direct the voting or disposition of Units owned by CDM. In addition, Mr. Dion owns 200,000 shares of common stock (0.04%) of Crunch Holding Corp., which is a wholly owned subsidiary of LLC.

(12)	The other named executive officers of PFGI collectively own 925,000 shares of common stock (0.17%) of Crunch Holding Corp., which is a wholly owned subsidiary of LLC.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER THE EQUITY COMPENSATION PLANS

The following table provides information for the fiscal year ended December 31, 2006 about shares of Crunch Holding Corp. common stock that may be granted under the Crunch Holding Corp. 2004 Stock Option Plan, the Crunch Holding Corp. 2004 California Stock Option Plan, the Crunch Holding Corp. 2004 Employee Stock Purchase Plan, and the Crunch Holding Corp. 2004 California Employee Stock Purchase Plan. As of December 31, 2006, there were 552,126,174 shares of Crunch Holding Corp. common stock outstanding.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders (1)	27,328,663	(2)	$1.00	(3)	6,616,163	(4)

(1)	The Crunch Holding Corp. 2004 Stock Option Plan, the Crunch Holding Corp. 2004 California Stock Option Plan, the Crunch Holding Corp. 2004 Employee Stock Purchase Plan and the Crunch Holding Corp. 2004 California Employee Stock Purchase Plan were each approved by the Board of Directors of Crunch Holding Corp. on March 19, 2004.

(2)	Includes 27,083,663 options outstanding under the Crunch Holding Corp. 2004 Stock Option Plan, and 245,000 options outstanding under the Crunch Holding Corp. 2004 California Stock Option Plan.

(3)	The weighted-average exercise price relates only to outstanding stock options.

(4)	Includes 1,994,134 shares available for issuance in respect of future awards of stock options under the Crunch Holding Corp. 2004 Stock Option Plan, 105,000 shares available for issuance in respect of future awards of stock options under the Crunch Holding Corp. 2004 California Stock Option Plan, 4,070,029 shares of common stock remaining for issuance under the Crunch Holding Corp. 2004 Employee Stock Purchase Plan and 447,000 shares of common stock remaining for issuance under the Crunch Holding Corp. 2004 California Employee Stock Purchase Plan.

See “Item 11. Executive Compensation – Stock Option and Stock Purchase Plans” for more information on the plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OFFICE SPACE LEASE

We currently lease office space owned by Barrington Properties, LLC, which is an affiliate of C.D. Metropoulos, our Chairman and former Chief Executive Officer. In fiscal 2006, fiscal 2005, the transition year and fiscal 2004, total rent paid under this lease was $104,000, $101,000, $39,000 and $162,000, respectively. The lease required us to make leasehold improvements of approximately $318,000. The building, which included the office space leased by a subsidiary of PFGI, was sold by the owner on January 12, 2004. The lease was amended to reflect that the subsidiary moved to a different building in Greenwich, Connecticut also owned by Barrington Properties, LLC. The lease amendment runs through May 31, 2010.

AIRPLANE

In March 2004, our subsidiary, Pinnacle Foods Management Corporation, entered into an agreement with Fairmont Aviation, LLC, an affiliate of C.D. Metropoulos, our Chairman and former Chief Executive Officer, whereby Fairmont Aviation, LLC has agreed to provide us with use of an aircraft. Subject to each parties’ termination rights, the agreement terminates in March 2010 and may be renewed on a month-to-month basis thereafter. In connection with the use of this aircraft, we paid net operating expenses of $2,750,000 in fiscal 2006, $2,750,000 in fiscal 2005, $1,146,000 in the transition year and $1,543,000 in the thirty-six weeks ended July 31, 2004.

MEMBERS’ AGREEMENT

In connection with the Aurora Merger, the Sponsors and the Bondholders Trust entered into an amended and restated members’ agreement of LLC. The members’ agreement, among other matters:

•	restricts the transfer of units of LLC, subject to certain exceptions, and provides that all transferees must become a party to the members’ agreement;

•	provides for a board of managers of LLC and a board of directors of Crunch Holding Corp. and PFC consisting of nine directors, of which:

•	three were nominated by the members affiliated with JPMP (the “JPMP Directors”), with one of such JPMP Directors being a person identified and approved by the Bondholders Trust,

•	three were nominated by the members affiliated with JWC (the “JWC Directors”), with one of such JWC Directorx being a person identified and approved by the Bondholders Trust,

•	one is C. Dean Metropoulos so long as he is our Chief Executive Officer and

•	two were nominated by the Bondholders Trust;

•	requires each member of LLC to vote all their shares for the election of the persons nominated as managers as provided above;

•	provides for a compensation committee and an audit committee, each consisting of at least three managers, of which:

•	one member of such committee will be a JPMP Director for so long as the members affiliated with JPMP hold 25% or more of the Class A Units owned by them at the consummation of the Aurora Merger,

•	one member of such committee will be a JWC Director for so long as the members affiliated with JWC hold 25% or more of the Class A Units owned by them at the consummation of the Aurora Merger and

•	C. Dean Metropoulos will have a seat on the compensation committee for so long as he is a member of LLC’s board of managers;

•

prohibits LLC or any of its subsidiaries from taking the following actions, subject to carve outs provided in the members’ agreement, without the prior approval of the members of the board of managers affiliated with each of JPMP and JWC so long as in each case the members affiliated with the applicable Sponsor owns at least 25% of the Class A Units owned by such party at the consummation of the Aurora Merger:

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

•

requires the consent of CDM to any changes to the terms of the Class B, C, D or E units or any amendment to LLC’s governance documents that would adversely affect CDM in a manner different from any other member;

•	requires the consent of the Bondholders Trust to amend LLC’s governance documents for so long as the Bondholders Trust holds at least 5% of the issued and outstanding units;

•	contains rights of certain unit holders to participate in transfers of Class A and Class B units by the Sponsors to third parties;

•

contains a right of first refusal by LLC with respect to transfers of Class A and Class B units by members other than Bondholders Trust, and if LLC does not exercise such right, grant the non-transferring members (other than Bondholders Trust) a right of first refusal;

•	grants the Sponsors and LLC a right of first offer with respect to transfers of interests by members of Bondholders Trust;

•	grants the members certain preemptive rights;

•	requires the consent of each of the Sponsors to effect a sale of LLC, Aurora or PFC;

•

if CDM does not consent to (i) a sale of LLC or Aurora or (ii) a liquidation in connection with a required initial public offering, grants JPMP and JWC, in the case of clause (i), and Bondholders Trust, in the case of clause (ii), the right to purchase all of CDM units at a purchase price equal to the product of (x) $10.75 million and (y) a percentage (which is not greater than 100%) representing the percentage on original investment of the capital returned to JPMP, JWC and the Bondholders Trust in connection with such transaction; and

•

if any of C. Dean Metropoulos, N. Michael Dion, Evan Metropoulos or Louis Pellicano voluntarily resign from Aurora without good reason (as defined in his respective employment agreement) and other than as a result of disability (as defined in his employment agreement), grants LLC, Pinnacle or Aurora the option to purchase the portion of CDM units reflecting such individual’s ownership in CDM (i) if such resignation is on or before November 25, 2004, at a purchase price equal to $10.75 million multiplied by such individual’s ownership percentage in CDM and (ii) if such resignation is after November 25, 2004 but on or before November 25, 2005, at a purchase price equal to the greater of (x) $10.75 million multiplied by such individual’s ownership percentage in CDM and (y) fair market value (without regard to any minority or illiquidity discounts.)

The members’ agreement will terminate upon the sale, dissolution or liquidation of LLC.

MANAGEMENT AND FEE AGREEMENTS

In connection with the Pinnacle Transaction, PFHC entered into a management agreement with JPMP and an affiliate of JWC. Under this agreement, each of JPMP and JWC provide us with financial advisory and other services. We will pay each of JPMP and JWC an annual management fee in the amount of $0.5 million ($1.0 million in the aggregate) commencing November 2003, and one-fourth of this fee will be paid each calendar quarter in advance. In addition, we will pay each of JPMP and JWC, in exchange for advisory services in connection with acquisitions, a transaction fee equal to $1 million upon the consummation of the Aurora Merger and 0.5% of the aggregate purchase price upon consummation of any other acquisition or disposition by us. We will also reimburse JPMP and JWC for all expenses incurred by them in connection with the agreement. The management agreement may be terminated by either JPMP or JWC with respect to that party only, or by mutual consent of JPMP and JWC, at any time on 30 days’ notice, and will terminate with respect to either JPMP or JWC on the date such party owns less than 5% of the units of LLC that it purchased on the closing date of the Pinnacle Transaction. In addition, the management agreement may be terminated with respect to either JPMP or JWC in connection with an initial public offering or a change in law, occurrence or event which causes the existence of the management agreement to render any of the directors designated by JPMP or JWC an “interested” or not otherwise independent director or adversely affects such party’s right to designate a director or such director’s ability to perform his duties as director. In such event, such party will be entitled to receive a termination fee equal to the net present value of the fees which would have been paid to such party for the two-year period commencing on the date of termination.

In connection with the Pinnacle Transaction, we paid each of JPMP and JWC a transaction fee in the amount of $2.425 million ($4.85 million in the aggregate). We also paid all expenses of JPMP, JWC and each of their controlled affiliates, including the fees and expenses of their respective counsel and other advisors and consultants, in connection with the Pinnacle Transaction. In connection with the acquisition of the Armour Business, each of JPMP and JWC were paid a transaction fee of $0.9 million ($1.8 million in the aggregate).

In addition, in connection with the Pinnacle Transaction, PFHC entered into an agreement with CDM Capital LLC, an affiliate of CDM, pursuant to which CDM Capital LLC will receive, in exchange for advisory services in connection with acquisitions or dispositions, a transaction fee equal to 0.5% of the aggregate purchase price upon consummation of any acquisition (other than the Pinnacle Transaction or the Aurora Merger) by us. The payments to CDM Capital LLC under the fee agreement cease at the time at which CDM no longer owns at least 5% of the LLC units issued to it at the closing of the Pinnacle Transaction. In connection with the acquisition of the Armour Business, CDM Capital LLC was paid a transaction fee of $0.9 million.

These arrangements with the Sponsors also contain standard indemnification provisions by us of the Sponsors.

Upon the closing date of the Aurora Merger, PFGI assumed all of PFHC’s rights and obligations under the management and fee agreements.

In connection with the September 2004 default on our senior credit agreement and the resulting amendment, the payment of the management fees was suspended during the amendment period, which ended on the second business day following the date on which the Company delivers to the Administrative Agent financial statements for the fiscal quarter ending March 2006.

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

INDEMNITY AGREEMENT

In connection with the Aurora Merger, we entered into an indemnity agreement with the Bondholders Trust. Pursuant to the indemnity agreement, the Bondholders Trust is required to reimburse us in respect of losses resulting from liabilities other than those (a) reserved against on the balance sheet of Aurora delivered to LLC pursuant to the Merger Agreement (or not required under GAAP to be so reserved against), (b) entered into in the ordinary course of business, and (c) disclosed as of November 25, 2003; and claims by third parties which would give rise to a breach of any of the representations or warranties of Aurora set forth in the Merger Agreement.

The Bondholders Trust is not required to reimburse us for the first $1 million of such losses (subject to upward adjustment of up to $14 million depending on the level of Aurora’s net debt at closing) and its aggregate reimbursement obligation may not exceed $30 million. Any claims for indemnification must be made by us prior to the first anniversary of the closing date of the Aurora Merger. The Bondholders Trust may satisfy its indemnification obligations by delivering Class A units (valued at $1,000 per unit) to LLC for cancellation or by paying cash. The indemnity agreement was amended and restated on May 4, 2004 to provide that the $30 million cap will be increased as further provided therein to the extent we are obligated to pay amounts in excess of $6.85 million to any prepetition lender in connection with the R2 Top Hat, Ltd. appeal described in “Item 3. Legal Proceedings.”

REGISTRATION RIGHTS AGREEMENT

In connection with the Aurora Merger, Crunch Holding Corp. entered into a registration rights agreement with the members of LLC. Pursuant to the registration rights agreement, following consummation of an initial public offering by Crunch Holding Corp., affiliates of JPMP, affiliates of JWC, CDM and the Bondholders Trust will each receive a demand registration right with respect to shares of Crunch Holding Corp. received by it upon liquidation of LLC in connection with the initial public offering, as well as unlimited rights to include its shares of Crunch Holding Corp. in registered offerings by Crunch Holding Corp. and to request registration on Form S-3 if Crunch Holding Corp. has qualified for the use of Form S-3, in all cases subject to certain conditions, standard cutbacks and other customary restrictions.

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

FINANCIAL INSTRUMENTS

We have entered into transactions for derivative financial instruments with JPMorgan Chase Bank to lower our exposure to interest rates, foreign currency, and natural gas prices. We incurred and paid $1.8 million for the settlement of foreign exchange swaps and natural gas swaps during fiscal 2006. We received total net cash received for the settlement of interest rate swaps, foreign exchange swaps, and natural gas swaps totaling $6.9 million during fiscal 2005, $0.2 million the transition year and $3.5 million during the 36 weeks ended July 31, 2004.

EXPENSES OF MAJOR SHAREHOLDER

As part of the Aurora Merger, we agreed to pay certain fees of the Bondholders Trust, which owns approximately 43% of LLC. The Bondholders Trust primarily consists of holders of Aurora’s senior subordinated notes, which elected to receive equity interests in LLC as consideration in the Aurora Merger. The Company recognized in the Consolidated Statement of Operations fees on behalf of the Bondholder Trust totaling $0.4 million in each of the fiscal years 2006 and 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

APPROVAL PROCESS

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

INDEPENDENT AUDITOR’S FEES

Aggregate fees, including out-of-pocket expenses, for professional services rendered for the Company by PricewaterhouseCoopers LLP for the fiscal year ended December 31, 2006 and December 25, 2005 were:

	Fiscal year Ended December 31, 2006	Fiscal year Ended December 25, 2005
	(Dollars in thousands)
Audit	$798	$823
Audit related	96	63
Tax	40	112
All other	87	74

Total	$1,021	$1,072

AUDIT FEES

Audit fees for fiscal 2006 listed above are the aggregate fees, including out-of-pocket expenses, approved by the audit committee to be paid for professional services rendered by PricewaterhouseCoopers in connection with (i) the audit of the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006, and (ii) the reviews of the Company’s unaudited consolidated interim financial statements as of March 26, 2006, June 25, 2006 and September 24, 2006.

Audit fees for fiscal 2005 listed above are the aggregate fees, including out-of-pocket expenses, approved by the audit committee to be paid for professional services rendered by PricewaterhouseCoopers in connection with (i) the audit of the Company’s Consolidated Financial Statements as of and for the year ended December 25, 2005, (ii) the reviews of the Company’s unaudited consolidated interim financial statements as of March 27, 2005, June 26, 2005 and September 25, 2005, and (iii) assistance with review of registration statements filed with the SEC.

AUDIT-RELATED FEES

Audit-related services include due diligence related to potential acquisitions and audits of employee benefit plan audits.

TAX FEES

Tax fees consist of fees and out-of-pocket expenses for professional services rendered by PricewaterhouseCoopers in connection with tax compliance.

ALL OTHER FEES

All other fees consist primarily of tax services provided for Mr. C.D. Metropoulos, our Chairman of the Board and former Chief Executive Officer.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

a)	Documents filed as part of this report

1)	The Consolidated Financial Statements and accompanying reports of our independent registered public accounting firm are included in Item 8 of this 10-K.

2)	Exhibits

Exhibit Number	Description of exhibit
2.1	Agreement and Plan of Reorganization and Merger, by and between, Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.1 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

2.2	Amendment No. 1, dated January 8, 2004, to the Agreement and Plan of Reorganization and Merger, by and between, Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.2 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated March 19, 2004, between Aurora Foods Inc. and Pinnacle Foods Holding Corporation (previously filed as Exhibit 2.3 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated March 1, 2006, by and between The Dial Corporation and Pinnacle Foods Group Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2006, and incorporated herein by reference).

3.1	First Amended and Restated Certificate of Incorporation of Aurora Foods Inc., dated March 19, 2004 (previously filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

3.2	Aurora Foods Inc. Amended and Restated Bylaws, as adopted on March 19, 2004 (previously filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

4.1	Indenture dated November 25, 2003, among Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation, PF Sales (N. Central Region) Corp. and Wilmington Trust Company (previously filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

4.2	Supplemental Indenture dated as of March 19, 2004 among Aurora Foods Inc., Sea Coast Foods, Inc., Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation, PF Sales (N. Central Region) Corp. and Wilmington Trust Company (previously filed as Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

4.3	Exchange and Registration Rights Agreement, dated as of November 25, 2003, between J.P. Morgan Securities Inc.; Deutsche Bank Securities Inc.; Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation and PF Sales (N. Central Region) Corp. (previously filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

4.4	Exchange and Registration Rights Agreement, dated as of February 20, 2004, between J.P. Morgan Securities Inc.; Citigroup Global Markets Inc., CIBC World Markets Corp., Deutsche Bank Securities Inc.; Pinnacle Foods Holding Corporation; Pinnacle Foods Corporation; PF Sales, LLC; PF Distribution, LLC; Pinnacle Foods Brands Corporation; PF Standards Corporation; Pinnacle Foods Management Corporation and PF Sales (N. Central Region) Corp. (previously filed as Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

9.1	Voting Trust Agreement, dated as of March 18, 2004, by and among the Voting Trustees party thereto, Wilmington Trust Company, the signatories to the Trust Accession Instruments listed on Schedule I thereto, Aurora Foods Inc. and Crunch Equity Holding, LLC (previously filed as Exhibit 9.1 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.1	Credit Agreement, dated as of November 25, 2003 among Crunch Holding Corp., Pinnacle Foods Holding Corporation, certain Lenders, Deutsche Bank Trust Company Americas, General Electric Capital Corporation, JPMorgan Chase Bank, Citicorp North America, Inc. and Canadian Imperial Bank of Commerce (previously filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.2	Assumption Agreement to the Credit Agreement, dated as of March 19, 2004 (previously filed as Exhibit 10.2 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.3	Guarantee and Collateral Agreement dated as of November 25, 2003 (previously filed as Exhibit 10.3 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.4	Supplement No. 1 to the Collateral Agreement, dated March 19, 2004, between Aurora Foods Inc. and Deutsche Bank Trust Company Americas (previously filed as Exhibit 10.4 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.5	Supplement No. 2 to the Collateral Agreement, dated March 19, 2004, between Sea Coast Foods, Inc. and Deutsche Bank Trust Company Americas (previously filed as Exhibit 10.5 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.6	Amended and Restated Members’ Agreement of Crunch Equity Holding, LLC, dated March 19, 2004 (previously filed as Exhibit 10.6 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.7	Amended and Restated Operating Agreement of Crunch Equity Holding, LLC, dated March 19, 2004 (previously filed as Exhibit 10.7 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.8	Management Agreement, dated as of November 25, 2003, by and among Pinnacle Foods Holding Corporation, J.P. Morgan Partners, LLC and J.W. Childs Associates, L.P. (previously filed as Exhibit 10.8 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.9	Amended and Restated Indemnity Agreement, dated May 4, 2004, between Crunch Equity Holding LLC and the Class 6 Claim holders party thereto (previously filed as Exhibit 10.9 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.10	Crunch Holding Corporation Registration Rights Agreement, dated as of March 19, 2004, among Crunch Holding Corp. and certain investors party thereto (previously filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.11+	Amended and Restated Employment Agreement dated November 25, 2003 between Pinnacle Foods Holding Corp. and C. Dean Metropoulos (previously filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.12+	Amended and Restated Employment Agreement dated November 25, 2003 between Pinnacle Foods Holding Corp. and N. Michael Dion (previously filed as Exhibit 10.13 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.13+	Indemnification Agreement, dated May 22, 2001, between Pinnacle Foods Holding Corporation and C. Dean Metropoulos (previously filed as Exhibit 10.15 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.14+	Amendment No. 1, dated November 25, 2003, to the Indemnification Agreement, dated May 22, 2001, between Pinnacle Foods Holding Corporation and C. Dean Metropoulos (previously filed as Exhibit 10.16 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.15+	Crunch Holding Corp. 2004 Stock Option Plan, effective as of March 19, 2004 (previously filed as Exhibit 10.17 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.16+	Crunch Holding Corp. 2004 California Stock Option Plan, effective as of March 19, 2004 (previously filed as Exhibit 10.18 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.17+	Crunch Holding Corp. 2004 Stock Purchase Plan, effective as of March 19, 2004 (previously filed as Exhibit 10.19 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.18+	Crunch Holding Corp. 2004 California Stock Purchase Plan, effective as of March 19, 2004 (previously filed as Exhibit 10.20 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.19	Fee Agreement, dated as of September 12, 2003, by and between Crunch Acquisition Corp., J.P. Morgan Partners, LLC and J.W. Childs Associates, L.P. (previously filed as Exhibit 10.21 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.20	Fee Agreement, dated November 25, 2003, by and among Pinnacle Foods Holding Corporation, CDM Capital LLC and Crunch Holding Corp. (previously filed as Exhibit 10.22 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.21	Amendment No. 1, dated December 8, 2003, to the Fee Agreement, dated November 25, 2003, by and among Pinnacle Foods Holding Corporation, CDM Capital LLC and Crunch Holding Corp. (previously filed as Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.22	Tax Sharing Agreement, dated as of November 25, 2003, by and among Crunch Holding Corp., Pinnacle Foods Holding Corporation, Pinnacle Foods Corporation, Pinnacle Foods Management Corporation, Pinnacle Foods Brands Corporation, PF Sales (N. Central Region) Corp., PF Sales, LLC, PF Distribution, LLC and PF Standards Corporation (previously filed as Exhibit 10.24 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.23	Lease, dated May 23, 2001, between Brandywine Operating Partnership, L.P. and Pinnacle Foods Corporation (Cherry Hill, New Jersey) (previously filed as Exhibit 10.25 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.24	Lease, dated August 10, 2001, between 485 Properties, LLC and Pinnacle Foods Corporation (Mountain Lakes, New Jersey); Amendment No. 1, dated November 23, 2001; Amendment No. 2, dated October 16, 2003 (previously filed as Exhibit 10.26 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.25	Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998 (previously filed as Exhibit 10.27 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.26	Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.28 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.27	Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.29 to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 20, 2004, and incorporated herein by reference).

10.28	Amendment No. 1 and Waiver, dated November 1, 2004, to the Credit Agreement dated as of November 25, 2003 among Crunch Holding Corp., Pinnacle Foods Group Inc., the Lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as administrative agent, General Electric Capital Corporation, as syndication agent, and JPMorgan Chase Bank, N.A., Citicorp North America, Inc. and Canadian Imperial Bank of Commerce, as co-documentation agents (previously filed as Exhibit 10.30 to the registrant’s Registration Statement on Form S-4/A filed with the SEC on December 23, 2004, and incorporated herein by reference).

10.29	Amendment No. 2 and Waiver, dated November 19, 2004, to the Credit Agreement dated as of November 25, 2003 among Crunch Holding Corp., Pinnacle Foods Group Inc., the Lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as administrative agent, General Electric Capital Corporation, as syndication agent, and JPMorgan Chase Bank, N.A., Citicorp North America, Inc. and Canadian Imperial Bank of Commerce, as co-documentation agents (previously filed as Exhibit 10.31 to the registrant’s Registration Statement on Form S-4/A filed with the SEC on December 23, 2004, and incorporated herein by reference).

10.30	Amendment No. 3 and Agreement, dated January 25, 2006, to the Credit Agreement dated as of November 25, 2003 among Crunch Holding Corp., Pinnacle Foods Group Inc., the Lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as administrative agent, General Electric Capital Corporation, as syndication agent, and JPMorgan Chase Bank, N.A., Citicorp North America, Inc. and Canadian Imperial Bank of Commerce, as co-documentation agents (previously filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005, and incorporated herein by reference)

10.31	Amendment No. 4 and Agreement, dated February 14, 2006, to the Credit Agreement dated as of November 25, 2003 among Crunch Holding Corp., Pinnacle Foods Group Inc., the Lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as administrative agent, General Electric Capital Corporation, as syndication agent, and JPMorgan Chase Bank, N.A., Citicorp North America, Inc. and Canadian Imperial Bank of Commerce, as co-documentation agents (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2006, and incorporated herein by reference)

10.32	Amendment No. 5 and Agreement, dated June 2, 2006, to the Credit Agreement dated as of November 25, 2003 among Crunch Holding Corp., Pinnacle Foods Group Inc., the Lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as administrative agent, General Electric Capital Corporation, as syndication agent, and JPMorgan Chase Bank, N.A., Citicorp North America, Inc. and Canadian Imperial Bank of Commerce, as co-documentation agents (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2006, and incorporated herein by reference)

10.33	Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (previously filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005, and incorporated herein by reference).

10.34+	Employment Agreement dated June 12, 2006 between Pinnacle Foods Group Inc. and Jeffrey P. Ansell (previously filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2006, and incorporated herein by reference).

10.35	Amendment to Lease Agreement, dated February 10, 2007 (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2007, and incorporated herein by reference)

10.36	Amendment to Aircraft Agreement, dated February 10, 2007 (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2007, and incorporated herein by reference)

10.37+	First Amendment to the Amended and Restated Employment Agreement by and between Pinnacle Foods Holding Corporation and C. Dean Metropoulos, dated February 10, 2007 (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2007, and incorporated herein by reference)

12.1	Computation of Ratios of Earnings to Fixed Charges

14.1	Code of Ethics (previously filed as Exhibit 14.1 to the registrant’s Registration Statement on Form S-4/A filed with the SEC on December 23, 2004, and incorporated herein by reference).

18.1	Letter regarding change in accounting principle (previously filed as Exhibit 18.1 to the registrant’s Annual Report on Form 10-KT filed with the SEC on March 28, 2005, and incorporated herein by reference).

21.1	Subsidiaries of Pinnacle Foods Group Inc. (previously filed as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005, and incorporated herein by reference).

24.1	Power of Attorney (included in signature pages)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

+	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-K and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS GROUP INC.

By:	/s/ N. MICHAEL DION
Name:	N. Michael Dion
Title:	Executive Vice President and Chief Financial Officer
Date:	March 5, 2007

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ C. DEAN METROPOULOS By: C. Dean Metropoulos	Chairman	March 5, 2007

/S/ JEFFREY P. ANSELL By: Jeffrey P. Ansell	Chief Executive Officer (Principal Executive Officer)	March 5, 2007

/s/ N. MICHAEL DION By: N. Michael Dion	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2007

/s/ DAVID R. JESSICK By: David R. Jessick	Director	March 5, 2007

/s/ STEPHEN P. MURRAY By: Stephen P. Murray	Director	March 5, 2007

/s/ KEVIN G. O’BRIEN By: Kevin G. O’Brien	Director	March 5, 2007

/s/ TERRY PEETS By: Terry Peets	Director	March 5, 2007

/s/ JOHN W. CHILDS By: John W. Childs	Director	March 5, 2007

/s/ RAYMOND B. RUDY By: Raymond B. Rudy	Director	March 5, 2007

/s/ ADAM L. SUTTIN By: Adam L. Suttin	Director	March 5, 2007

/s/ RAJATH SHOURIE By: Rajath Shourie	Director	March 5, 2007